Form 10-Q
period 2012-09-30
Franklin Credit Management Corp
filed 2012-11-14
CIK 1555458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54781

FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Hudson Street Jersey City, New Jersey	07302
(Address of Principal Executive Offices)	(Zip code)

(201) 604-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2012:  10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	September 30, 2012	December 31, 2011

Cash and cash equivalents	$752,425	$4,654,011
Restricted cash	14,854,369	19,039,234
Investment in Bosco VI	1,499,718	—
Receivables	2,193,824	2,595,160
Building, furniture and equipment, net	611,297	769,873
Other assets	697,279	725,834
Total assets	$20,608,912	$27,784,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$7,334,658	$11,529,819
Note payable	1,072,033	—
Accrued expenses and other current liabilities	2,688,114	2,291,265
Total liabilities	11,094,805	13,821,084

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 3,000,000; issued – none	—	—
Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,403,736	10,642,714
Retained earnings	1,010,011	3,219,954
Total stockholders’ equity	9,514,107	13,963,028

Total liabilities and stockholders’ equity	$20,608,912	$27,784,112

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Servicing income	$2,296,276	$2,688,574	$7,176,282	$9,074,289
Other income	92,715	528,091	559,457	1,788,327
Interest income	5,654	3,767	15,921	12,633
Total revenues	2,394,645	3,220,432	7,751,660	10,875,249

Operating Expenses:
Collection, general and administrative	3,120,972	3,458,383	9,729,777	11,066,179
Interest	5,957	—	5,957	—
Depreciation	75,864	78,548	225,869	242,482
Total expenses	3,202,793	3,536,931	9,961,603	11,308,661

Net (loss) before provision for income taxes	(808,148)	(316,499)	(2,209,943)	(433,412)
Provision for income taxes	—	—	—	—
Net (loss)	$(808,148)	$(316,499)	$(2,209,943)	$(433,412)

Net (loss) per common share
Basic and diluted	$(0.08)	$(0.03)	$(0.22)	$(0.04)

Weighted average number of shares
Outstanding, basic and diluted	10,035,993	10,035,993	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Total
BALANCE, JANUARY 1, 2012	10,035,993	$100,360	$10,642,714	$3,219,954	$13,963,028

Net (loss)	—	—	—	(2,209,943)	(2,209,943)
Non-dividend distribution – note payable(1)	—	—	(1,109,000)	—	(1,109,000)
Payment to bankruptcy estate(1)	—	—	(250,000)	—	(250,000)
Non-dividend distributions – other	—	—	(879,978)	—	(879,978)

BALANCE, SEPTEMBER 30, 2012	10,035,993	$100,360	$8,403,736	$1,010,011	$9,514,107

(1)
As consideration for the distribution on August 10, 2012 of all of the common shares of Franklin Credit Management Corporation (“FCRM”) held by its former parent company, Franklin Credit Holding Corporation (“Franklin Holding”), and as required under Franklin Holding’s prepackaged bankruptcy plan, (i) on August 2, 2012, FCRM executed a promissory note in the amount of $1,109,000, and (ii) on August 10, 2012, FCRM made a cash payment of $250,000 to the bankruptcy estate of Franklin Holding.

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,209,943)	$(433,412)
Changes in operating activities:
Depreciation	225,869	242,482
Non-dividend distributions – other	(879,978)	(477,823)
Changes in operating assets and liabilities:
Decrease in restricted cash	4,184,865	(6,128,789)
Receivables	401,336	1,387,343
Other assets	28,556	(158,691)
Accrued expenses and other current liabilities	396,849	48,926
Servicing liabilities	(4,195,161)	6,164,947
Net cash (used in)/provided by operating activities	(2,047,607)	644,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Bosco VI joint venture	(1,499,718)	—
Purchase of equipment, furniture and fixtures	(67,294)	(24,419)
Net cash (used in) investing activities	(1,567,012)	(24,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(36,967)	—
Payment to the bankruptcy estate	(250,000)	—
Net cash (used in) financing activities	(286,967)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,901,586)	620,564
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,654,011	4,528,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$752,425	$5,148,610

SUPPLEMENTAL DISCLOSURE
Non-cash investing and financing activities:
Non-dividend distribution – note payable	$1,109,000	$—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”); and, references to the “Bank” and “Huntington” refer to The Huntington National Bank; the “Licensing Credit Agreement” refers to the Company’s credit facility with the Bank; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Overview

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company.

The registration statement of Franklin Credit Management Corporation (FCRM, which is also the stock ticker symbol for its common stock) on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) on August 13, 2012, to register the common stock of FCRM, became effective on October 12, 2012 (the “Registration Statement”).  On October 16, 2012, FCRM received notification from the Commission that the review of FCRM’s Registration Statement had been completed.  Accordingly, FCRM became an independent publicly held reporting company under the Exchange Act, and the Company at September 30, 2012 had 10,035,993 shares of common stock issued and outstanding.  Thomas J. Axon, the Chairman and President of FCRM, holds approximately 56% of the common stock as of September 30, 2012.

FCRM’s common stock is currently quoted by broker-dealers on the Over-the-Counter (OTC) Pink Sheets.  Franklin Credit’s administrative and executive office is located in Jersey City, New Jersey.

The Company’s Business

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties.

Loan Servicing and Collection Operations

At September 30, 2012, the Company’s specialty servicing and collection business consisted of 64 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 40,800 loans and real estate properties (with an unpaid principal balance of approximately $2.11 billion), including a total of approximately 31,600 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 2,000 home equity loans for Bosco I; approximately 24,800 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 600 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately six (6) real estate owned properties serviced for Bosco IV; approximately 1,900 non-performing subordinate lien loans serviced for Bosco V; and, approximately 1,800 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $4.5 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The servicing revenues earned from servicing the Bosco-related entities represented approximately 62% and 55% of the total servicing revenues earned during the nine months ended September 30, 2012 and 2011, respectively.  Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.5 million for both the three months ended September 30, 2012 and 2011, respectively.  The servicing revenues earned from servicing the Bosco-related entities represented approximately 65% and 56% of the total servicing revenues earned during the three months ended September 30, 2012 and 2011, respectively.

We maintain a call center staffed by professionals with skills based in customer service, collections, loss mitigation, and recovery.  Our call center includes the following principal functions/groups:

Customer Service.  The primary objective of customer service is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers.  Within 10 days of boarding newly acquired loans onto the Company’s servicing system, the Company’s customer service representatives contact each new borrower to welcome them to the Company and to gather and/or verify any pertinent missing information required to properly service a loan.  Customer service representatives respond to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned check and late payment fees.  In addition, the Company’s customer service representatives process payoff requests and reconveyances.

Collections.  The main objective of the Company’s collections function is to ensure loan performance through maintaining contact with the Company’s servicing and recovery collection clients’ borrowers.  The Company’s collections agents continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems.  When a loan becomes seven days past due, the Company’s collections agents begin making collection calls and generating past-due letters.  The Company’s collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency.  If the past due payment appears to be an aberration, we emphasizes a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement.  Upon a serious delinquency, by which the Company means a delinquency of sixty-one days or more by a borrower, or the earlier determination by the Company’s collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our loss mitigation group.  The Company employs a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.

Loss Mitigation.  The Company’s loss mitigation group, which consists of staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans that we believes will develop into serious delinquencies.  In addition to maintaining contact with borrowers through telephone calls and collection letters, this group utilizes various strategies in an effort to reinstate an account or revive cash flow on an account.  Loss mitigation agents analyze each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs.  The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value.  Loss mitigation agents qualify borrowers for relief programs appropriate to the borrower’s hardship and finances.  Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including, when applicable, those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”)), as well as for settlements, short sales, and deeds-in-lieu.

Seriously delinquent accounts not resolved through the loss mitigation activities described above are often foreclosed or a judgment is obtained, if potential collection warrants the cost, against the related borrower in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible and as provided by the client’s servicing agreement.  This is commonly referred to as loss management.  Foreclosure timelines are managed through a timeline report built into the loan servicing system.  The report schedules milestones applicable for each state throughout the foreclosure process, which enhances the Company’s ability to monitor and manage the process.  Properties acquired through foreclosure are transferred to the Company’s real estate department to manage eviction and marketing for sale or renting of the properties.  However, until foreclosure is completed, efforts at loss mitigation generally are continued.

In addition, the Company’s bankruptcy group manages loans by borrowers who have declared bankruptcy.  The primary objective of the bankruptcy group, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside bankruptcy legal counsel to ensure compliance with individual plans and to mitigate losses and ensure recovery in the event of noncompliance.

Deficiency Recovery & Judgment Processing Department (“Recovery”).  The Recovery group pursues principally hard-to-collect consumer debt for third parties.  The Company’s recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements.  The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action.  Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek a money judgment against the borrower for the amount due.  Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate.  Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if permitted and economically justified by the borrower’s finances and if provided by the client’s servicing agreement.

The Company’s servicing and collection operations also include the following principal functions/groups:

Loan Boarding and Administration.  The primary objective of the loan boarding function is to ensure that newly transferred loans, under contracts to service and provide collection and recovery services for servicing clients, are properly transitioned from the prior servicer and are accurately boarded onto the Company’s servicing systems.  The Company’s loan boarding group audits loan information for accuracy to ensure that the loans conform to the terms provided in the original note and mortgage.  The information boarded onto our systems provide us with a file that the Company uses to automatically generate introductory letters to borrowers summarizing the terms of the servicing transfer of their loan, among other standard industry procedures.

The loan administration group performs typical duties related to the administration of loans, including incorporating modifications to terms of loans.  The loan administration group also ensures the proper maintenance and disbursement of funds from escrow accounts and monitors non-escrow accounts for delinquent taxes and insurance lapses.  For loans serviced with adjustable interest rates, the loan administration group ensures that adjustments are properly made and identified to the affected borrowers in a timely manner.

Real Estate.  The real estate-owned department is responsible for managing and or disposing of properties, located throughout the country, acquired through foreclosure by its clients in an orderly, timely, and cost-efficient manner in order to maximize our clients’ return on assets.  These properties include 1-4 family residences, cooperative apartment and condominium units.

Face to Face Home Solutions (“Face to Face”).  The Face to Face group seeks to facilitate contact between borrowers and the Company’s servicing employees through on-site visits to the borrower’s residence.  Whether successful in meeting with a borrower or not, Face to Face agents confirm occupancy and report property conditions as well as any evidence of code violation or additional liens on the property.

Client Relations.  The principal objective of the client relations group is to interface with the Company’s servicing and recovery collection clients regarding the servicing performance of their loans, and for invoicing servicing clients.  In addition, the Company’s client relations group oversees the boarding of new loans for servicing and/or recovery collections.

Training.  The Company’s training department works with all departments of its servicing operations to ensure that the employees of all departments are fully informed of the procedures necessary to complete their required tasks.  The department ensures loan servicing employees complete the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) education and are trained in the tenets of the Fair Debt Collection Practices Act, including corollary state and local debt collection laws, as well as in effective communication skills.

Quality Control.  The Company’s quality control department monitors all aspects of loan servicing from boarding through foreclosure and the management and disposition of owned properties.  It is the department’s responsibility to ensure that the Company’s policies and procedures and regulatory requirements are implemented and followed.  Collection calls are monitored to ensure quality and compliance with the requirements of the Federal Fair Debt Collection Practices Act and state and local collection laws.  Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training maybe recommended.  Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly.  In addition, monthly meetings with the Servicing Department’s senior managers are held to discuss findings and recommendations for improvements.

Home Affordable Modification Program

In September 2009, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac.  HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements.  If a borrower is not eligible for HAMP, the Company considers other available loss mitigations options, as appropriate for the consenting owner of the loans serviced.

Licenses to Service Loans

The requirements imposed by state mortgage finance licensing laws vary considerably.  In addition to the requirement for a license to engage in mortgage origination activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans.  Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well.

While the Company is licensed throughout the country (and also has an application to be a registered mortgage servicer pending with the New York State Department of Financial Services) in states that regulate its activities, state regulators may impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements.

Due Diligence Services

During 2008, capitalizing on the Company’s acquisition experience with residential mortgage loans, we began providing services for third parties not related to us, on a fee-paying basis.  During the nine months ended September 30, 2012, the Company was engaged in a due diligence assignment for one unaffiliated party to analyze and evaluate mortgage loan origination files for various origination defects as prescribed by the unaffiliated client.  However, during the three months ended June 30, 2012, the Company exited the due diligence services business.  Included in the Company’s revenues were due diligence fees recognized from one unaffiliated party of $272,000 and $589,000 for the nine months ended September 30, 2012 and 2011, respectively.  Included in the Company’s revenues for the three months ended September 30, 2011 were due diligence fees recognized from the same unaffiliated party of $157,000.  There were no due diligence fees recognized for the three months ended September 30, 2012.

Financing

Under the Licensing Credit Agreement, FCRM has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, which is secured by cash collateral of $7.5 million. The Licensing Credit Agreement expires on March 31, 2013. At September 30, 2012, the Company had no debt outstanding under the revolving line and approximately $4.7 million of letters of credit issued under the Licensing Credit Agreement. See Note 8.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited Financial Statements have been prepared in accordance with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  However, these unaudited Financial Statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods.  These unaudited Financial Statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with the Company’s Registration Statement on Form 10 filed with the SEC on August 12, 2012, as amended, and effective October 12, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with the allowance for income taxes.  Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and other conditions may occur that could cause actual results to differ materially.

Basic and diluted net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period.  The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Dilutive potential common shares are calculated using the treasury stock method.  At September 30, 2012, and for the three and nine months ended September 30, 2012, there were no stock options issued and outstanding.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

3.	CASH AND CASH EQUIVALENTS

At September 30, 2012 and December 31, 2011, the Company had $752,000 and $4.7 million, respectively, in cash and cash equivalents.

4.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Bank.  Included in Restricted cash at September 30, 2012 and December 31, 2011 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $7.3 million and $11.5 million, respectively.  Included in Restricted cash at both September 30, 2012 and December 31, 2011 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien).

5.	INVESTMENT IN BOSCO VI

In May 2012, Franklin Credit participated in a joint venture with Bosco VI, a related party, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate lien loans with an unpaid principal balance of approximately $100.8 million.  The pool was purchased by Bosco VI for $6,930,000.  The owners of Bosco VI include Mr. Axon at an ownership percentage at 67.39% and FCRM at 32.61%.  FCRM’s equity investment in Bosco VI is $1,500,000.  Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000 with a term of three years.  All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, are applied to pay interest and principal on the Loan.  Bosco VI will not receive any cash collected from the pool of loans until the Loan is paid in full.

In order to invest in Bosco VI, Mr. Axon personally borrowed from a third-party lender $3,550,000.  In order to induce the third-party lender to make the loan to Mr. Axon, FCRM, with the approval of its Audit Committee, agreed to assign to the third-party lender its right, title and interest in and to all existing leases, licenses, tenancies, occupancy and possession agreements covering or affecting all or in part of an office condominium premises known as Unit 6 in a condominium building located in downtown New York City in exchange for an equity interest in Bosco VI.  The carrying value of Unit 6 at September 30, 2012 was $245,000.

FCRM will recognize earnings on its investment on the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI.

FCRM entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool.  To the extent that the Loan remains outstanding, should the servicing fee for any month exceed 10% of the net cash collected on the pool of loans (the “Monthly Cap”), payment of the excess amount would be deferred (without accruing interest during the period of deferral).  The cumulative amounts deferred, if any, shall be paid (i) with the payment of the servicing fees for any month in which the applicable Monthly Cap exceeds the servicing fees otherwise payable, up to the amount of such excess, and (ii) to the extent not previously paid, on the date on which the Loan is repaid, refinanced, released, accelerated, or the amounts owing on the Loan are increased (other than by accrual or capitalization of interest), provided, however, that if the deferred servicing fees become payable by reason of acceleration of the Loan, the lender’s right to payment under such Loan shall be prior in right of payment to FCRM’s rights as servicer to such deferred servicing fees.  FCRM’s services may be terminated only for cause.  See Note 11.

6.	RECEIVABLES

Receivables at September 30, 2012 and December 31, 2011 consisted of:

	September 30, 2012	December 31, 2011
Due from affiliates	$—	$160,000
Third-party servicing fees and expenses	511,050	619,091
Servicing fees and expenses due from Bosco-related entities	653,217	757,219
Other receivables	1,029,557	1,058,850
	$2,193,824	$2,595,160

Due from affiliates at December 31, 2011 consisted principally of a management fee for administrative services provided to the Company’s former parent company and its former sister companies (collectively referred to as “Franklin Holding”).  There were no fees for administrative services provided to Franklin Holding accrued or outstanding at September 30, 2012.  Other receivables at both September 30, 2012 and at December 31, 2011 consisted principally of funds, as a source of indemnification for certain officers and directors of Franklin Holding, held by a trustee for a trust, to provide the designated individuals with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million.  As the trust was actually funded by FCRM, FCRM has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement.  However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and FCRM’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan.  FCRM has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility.  The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate.  It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time.  Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement.  Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, FCRM determined that the amounts recorded are appropriate and that the receivable will be collected in full.  Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the “Prepackaged Plan”), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan.  See Note 7.

Prior to the prepackaged bankruptcy filing of Franklin Holding, the Company charged its former parent company, Franklin Holding, a management fee that was estimated based on internal services rendered by its employees to Franklin Holding.  No management fee was recognized (Due from affiliates) in the nine months ended September 30, 2012 as a result of the uncertainty of collection due to Franklin Holding’s reduced available cash and bankruptcy filing.  In the nine months ended September 30, 2011, the Company recognized a management fee in the amount of $385,000.  During the quarters ended June 30 and March 31, 2012, the Company charged off receivables due from its parent company, Franklin Holding, in the aggregate amount of approximately $676,000 and $204,000, respectively, for expenses paid for Franklin Holding during the quarters ended June 30, 2012 and March 31, 2012.

As of August 10, 2012, the effective date of the Prepackaged Plan, FCRM no longer provides internal or administrative services to its former parent and sister companies and will not provide such services in the future for which it is not compensated.  However, the Company does anticipate that the Liquidation Manager for Franklin Holding may retain FCRM as professionals to assist with the preparation of required tax returns for its former parent and sister companies and for the dissolution of those entities at a to be negotiated mutually acceptable rate.  In addition, FCRM will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved.

7.	NOTE PAYABLE

As consideration for the distribution on August 10, 2012 of all of the common shares of FCRM held by Franklin Holding and as required under Franklin Holding’s Prepackaged Plan, (i) on August 2, 2012, FCRM executed a promissory note in the amount of $1,109,000 payable over a period of five years at an interest rate of 3.25% per annum (the “Note”), which is guaranteed by Thomas J. Axon, the Chairman and President of FCRM, and (ii) on August 10, 2012, FCRM made a cash payment of $250,000 (the “Cash Payment”) to the bankruptcy estate of Franklin Holding.  The Note and Cash Payment (the aggregate amount of which represents the market value as determined by an independent third party valuation firm) are to be used to pay the expenses, allowed administrative claims, and other additional costs of winding down Franklin Holding and its bankruptcy estate under the terms of the Franklin Holding’s Prepackaged Plan.

The independent third party valuation firm utilized standards and techniques issued by the American Institute of CPAs and standards and techniques set forth in published revenue rulings of the Internal Revenue Service, to determine, as of December 31, 2011, a fair market value of FCRM, under a going concern premises, of total equity capital, on a majority, control (100%) interest basis, of $0, and an orderly liquidation value of FCRM of $1,359,000, which liquidation value was the amount confirmed by the Bankruptcy Court on July 18, 2012 to be the obligation of FCRM under Franklin Holding’s Prepackaged Plan to pay (plus interest at the rate of 3.25% per annum, as applicable) to the bankruptcy estate of Franklin Holding in consideration of the distribution of FCRM common stock to stockholders of Franklin Holding.

For the term of the Note, on the first day of each month, which began September 1, 2012, FCRM pays to the bankruptcy estate of Franklin Holding $18,483 per month, plus interest of 3.25% calculated on the outstanding Note balance at the close of the prior month, based on a 360-day year multiplied by the actual number of days elapsed each month.  FCRM may prepay the principal due on the Note without penalty.  If payments are not made on time, there is a late charge of five cents ($0.05) for each dollar ($1.00) of the delinquent payment.  The default interest rate for the Note in an event of default (as defined in the Note) would be 8.25%.  The representations, warranties and covenants of FCRM, which are contained in the Note, are typical for agreements of that type.

At September 30, 2012, the Company had approximately $1.1 million outstanding under this note payable.

8.	FINANCING AGREEMENTS

The Company has available credit under a credit facility with the Bank (the Licensing Credit Agreement), which includes a revolving loan facility of $1 million and a $6.5 million letter of credit facility, both of which are secured by cash collateral in the amount of $7.5 million.  The Licensing Credit Agreement expires on March 31, 2013.  In addition, the Bank has a second-priority lien granted by subsidiaries of Franklin Holding on the $7.5 million in cash collateral through a credit agreement with those entities that matured on March 31, 2012 and is subject to a forbearance agreement, with respect to rights and remedies thereunder, until March 31, 2013.

At September 30, 2012 and December 31, 2011, the Company had no debt outstanding under the revolving line; and, at September 30, 2012, the Company had approximately $4.7 million of letters of credit issued under the letter of credit facility.

9.	INCOME TAXES

The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months.  The Company’s major tax jurisdictions are Federal (consolidated with its former parent, Franklin Holding until September 23, 2010), which remains subject to examination from and including the years 2009 to 2011; and, the state of New Jersey, which remains subject to examination from and including the years 2008 to 2011.  The Company is currently under examination by the state of New Jersey for the tax years 2008 through 2011.  The Company expects the examination to conclude by year end 2012.  The Company records income tax related interest and penalties, if applicable, in Collection, general and administrative expense.

In 2011, the Company filed a separate Federal income tax return for the period September 23, 2010 through December 31, 2010; the Company was included in the consolidated Federal tax return of its then parent, Franklin Holding, for the period January 1, 2010 through September 22, 2010.

As of December 31, 2011, the Company had a tax net operating loss carryforward with the state of New Jersey totaling approximately $800,000 and a Federal tax net operating loss carryforward of approximately $1.2 million.  The net operating loss carryforwards expire in various years beginning in 2018 through 2032.  Deferred tax assets are recognized for tax attributes such as net operating loss carryforwards.  The company has established valuation allowances that fully reserves for all deferred tax assets that management determined were more likely than not to be realized.

10.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties.  The portfolios serviced for other entities, as of September 30, 2012, were heavily concentrated with loans serviced for related parties.  At September 30, 2012, the Company had eight significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: seven with related parties (Bosco I, three contracts with Bosco II, Bosco III, Bosco V and Bosco VI); and, one with an unrelated third party.  The unpaid principal balance of loans serviced for the Bosco related- party entities represented approximately 73% of the unpaid principal balance (78% of the number of loans) serviced at September 30, 2012.  Bosco II is the Company’s largest servicing client.

At September 30, 2012, the Company also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby FCRM receives fees based solely on a percentage of amounts collected.  See Note 11.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at September 30, 2012:

Location	September 30, 2012
California	24.90%
Florida	11.43%
New York	7.64%
New Jersey	5.26%
Texas	5.08%
Illinois	3.50%
Nevada	3.31%
Georgia	2.98%
Maryland	2.88%
Virginia	2.66%
All Others	30.36%
100.00%

Financing – The Company’s available credit facility is with one financial institution, Huntington.

11.	RELATED PARTY TRANSACTIONS

Ownership of FCRM – There are 10,035,993 shares of issued and outstanding common stock of FCRM.  On August 10, 2012, 8,028,795 shares of FCRM common stock were distributed to Franklin Holding stockholders (pursuant to the Prepackaged Plan) and Thomas J, Axon retained his direct investment of 2,007,198 shares of common stock of FCRM.  As Mr. Axon was also a shareholder of Franklin Holding, and following the distribution, Mr. Axon now holds 5,636,139 shares of the common stock of FCRM, which represents approximately 56% of the outstanding shares of FCRM common stock.

Bosco-Related Entities – At September 30, 2012, the Company’s servicing and collection business consisted of approximately 31,600 first and second-lien loans for related-party entities (the Bosco entities): approximately 2,000 home equity loans for Bosco I; approximately 24,800 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 600 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately six (6) real estate owned properties serviced for Bosco IV; approximately 1,900 non-performing subordinate lien loans purchased by Bosco V; and, approximately 1,800 performing, subperforming and non-performing subordinate lien loans purchased by Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $4.5 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Bosco I Servicing Agreement.  On May 28, 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million of residential home equity line of credit mortgage loans.  Bosco I was organized by Franklin Credit, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members.  The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008.  The Company’s servicing agreement was approved by its Audit Committee.  The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended.  Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit the Company to remain the servicer of the mortgage loans.  The Bosco I servicing agreement also expired on May 28, 2011.

In October 2009, at the request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, the fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

Under the terms of the Bosco Amendment, the Company is entitled to a minimum monthly servicing fee of $50,000.  However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco I (such amount being the “Monthly Cap”), the excess will be deferred, without the accrual of interest.  The cumulative amounts deferred will be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Notes”) payable by Bosco I to the lenders, which were entered into to finance the purchase of and are secured by the loans serviced by the Company, is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest).  If the deferred servicing fees become payable by reason of acceleration of the Notes, the lenders’ right to payment under such Notes shall be prior in right to the Company’s rights to such deferred fees.

As of September 30, 2012, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the month of September 2012 of $55,000, which was received in October 2012, and $9,000 in outstanding reimbursable third-party expenses, which also was received in October 2012, incurred by the Company in the servicing and collection of the Bosco I loans.  As of September 30, 2012, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.  As of September 30, 2012, deferred servicing fees totaled approximately $2.7 million.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $477,000 and $457,000 for the nine months ended September 30, 2012 and 2011, respectively.  Due to an ongoing dispute among Bosco I and its lenders regarding the May 28, 2011 maturity of the Bosco I lending agreement, the Company did not recognize any administrative fees for the nine months ended September 30, 2012 and 2011 and Bosco I did not pay for any fees for such services provided during the nine months ended September 30, 2012 and 2011.

Bosco II Servicing Agreement.  On September 22, 2010, the Company entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from an indirect subsidiary of the Bank’s Trust.  100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon.  The Bosco II Servicing Agreement governs the servicing of approximately 18,200 loans.  Pursuant to the Bosco II Servicing Agreement, the Company services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

The Company also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and performs various administrative and bookkeeping services for Bosco Credit II at the rate of $1,500 per month.  The Company’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

On February 8, 2012, the Company entered into the Terms Agreement, effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately 7,100 subordinate-lien residential mortgage loans.  The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice.

The servicing transfer was effective March 15, 2012, and the Company is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans.  Pursuant to the Terms Agreement effective April 1, 2012, the subservicing of the mortgage loans are governed by a loan servicing agreement dated and made effective as of November 19, 2010 between the Company and the Bosco Credit II, LLC trust (under which Franklin Credit already has been subservicing approximately 17,800 loans) and a new servicing fee schedule for this pool of loans.  The Company subservices these loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.

The Company facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

On August 24, 2012, the Company, entered into the Terms Agreement with the trust for Bosco II to service effective September 2012 an additional pool of approximately 442 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections.  The Company is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans.  The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice.

Included in the Company’s revenues for the nine months ended September 30, 2012 and 2011 were servicing fees recognized from servicing the Bosco II portfolios of approximately $3.6 million and $4.3 million, respectively.

Bosco III Servicing Agreement.  In January 2011, effective December 2010, the Company entered into a servicing agreement with Bosco III to service and collect charge-off loans purchased by Bosco III from a trust of the Bank.  Bosco III also purchased from the Bank a 50% participation interest in commercial loans to subsidiaries of the Company’s former parent, Franklin Holding, that are collateralized by mortgage loans for which the Company is the loan servicer.  50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,300 of first and subordinate-lien loans that are principally in bankruptcy, foreclosure or charge-off statuses, of which substantially fewer loans are actively serviced by the Company.  Pursuant to the Bosco III servicing agreement, the Company services the loans subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry.  The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.  From time to time, reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco III portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses.  When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

The Company also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III.  The Company’s servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company’s revenues for the nine months ended September 30, 2012 and 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $277,000 and $265,000, respectively.

Bosco IV Servicing Agreement.  In May 2011, a trust of the Bank sold thirteen (13) of its remaining real estate owned (“REO”) properties acquired through foreclosure actions to Bosco IV, a third-party entity controlled by Mr. Axon.

Pursuant to the Bosco IV servicing agreement, the Company services the REO properties subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.  From time to time, reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco IV portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses.  When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

Included in the Company’s revenues for the nine months ended September 30, 2012 and 2011 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $9,000 and $8,500, respectively.

Bosco V Servicing Agreement.  In April 2012, the Company entered into a servicing agreement with a trust of for Bosco V to service and collect on approximately 1,900 non-performing subordinate lien loans purchased by Bosco V.  The sole member of Bosco V is Mr. Axon.  The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days’ prior written notice.

There were no servicing revenues for Bosco V included in the Company’s revenues for the nine months ended September 30, 2012 and 2011.

Bosco VI Servicing Agreement.  In May 2012, the Company participated in a joint venture with Bosco VI that purchased a pool of approximately 1,850 performing, subperforming and non-performing subordinate lien loans, and entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool.  In accordance with the servicing agreement, while the Bosco VI loan in the amount of $1.5 million remains outstanding, to the extent that the servicing fee otherwise paid for any month would be in excess of 10% of the net cash collected on the loans serviced for Bosco VI (such amount being the “Monthly Cap”), the excess will be deferred, without the accrual of interest.  The cumulative amounts deferred will be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which the Bosco VI loan is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest).  If the deferred servicing fees become payable by reason of acceleration of the Bosco VI loan, the lenders’ right to payment under the Bosco VI loan shall be prior in right to the Company’s rights to such deferred fees.  The Company’s services may be terminated only for cause.  The owners of Bosco VI include Mr. Axon at an ownership percentage at 67.39% and the Company at 32.61%.  The Company’s equity investment in Bosco VI was approximately $1,500,000.  See Note 5.

Included in the Company’s revenues for the nine months ended September 30, 2012 and 2011 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $40,000.

Other Significant Related Party Transactions with the Company’s Chairman – In September 2010, the Company’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for the Company, with respect to force-placed hazard insurance coverage maintained on the Company’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties.  The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.

The Company entered into a collection services agreement, effective December 23, 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses.  Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected.  The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company.  The collection fees earned by the Company under this collection services agreement during the nine months ended September 30, 2012 and 2011 amounted to approximately $14,000 and $27,000, respectively.  In December 2010, FCRM entered into an agreement with the fund to provide certain administrative and bookkeeping services for a fee of $1,500 per month.

On February 1, 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price.  Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses.  The agreement provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement.  The collection fees earned by the Company under this collection services agreement during the nine months ended September 30, 2012 and 2011 were not significant.

12.	NON-DIVIDEND DISTRIBUTIONS

During the quarters ended June 30 and March 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the aggregate amount of approximately $676,000 and $204,000, respectively, for management fees earned for the quarters ended June 30 and March 31, 2012, the collection of which had been determined to be in doubt; and, the charge offs were recorded as a Non-dividend distributions charged to Stockholders’ equity.

As consideration for the distribution on August 10, 2012 of all of the common shares of FCRM held by Franklin Holding and as required under the Prepackaged Plan, (i) on August 2, 2012, FCRM executed a promissory note in the amount of $1,109,000 and (ii) on August 10, 2012, FCRM made a cash payment of $250,000 to the bankruptcy estate of Franklin Holding.  A total $1,359,000 was recorded by the Company in the quarter ended September 30, 2012 as a distribution from Stockholders’ equity (Non-dividend distribution – note payable).  See Note 7.

13.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the nine months ended September 30, 2012 and 2011.  Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees and other professional and consulting fees.

	2012	2011
Salaries and benefits expenses	$5,878,662	$5,986,262
Facility costs	1,401,855	1,447,505
Communication/technology costs	677,338	875,777
Professional fees	514,341	926,708
All other expenses	1,257,581	1,829,927
Total	$9,729,777	$11,066,179

14.	SUBSEQUENT EVENT

On October 5, 2012, the Company entered into the Terms Agreement with a trust for Bosco V to service and collect on an additional pool of approximately 942 first and subordinate-lien residential mortgage loans for a monthly servicing fees subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry, based on a fee for loans less than thirty days delinquent and a percentage of monthly net collections for loans greater than or equal to thirty days delinquent.  The Company, which began servicing the loans on November 1, 2012, is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans.  The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to the “Company,” “Franklin Credit,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”); and, references to the “Bank” and “Huntington” refer to The Huntington National Bank; the “Licensing Credit Agreement” refers to the Company’s credit facility with the Bank; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Under federal securities laws, FCRM is (i) a “smaller reporting company,” as defined in Regulation S-K of the Securities Act of 1933, as amended, and (ii) an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will, therefore, be subject to reduced public company reporting requirements.  The Company, as an emerging growth company, has elected, under Section 107 of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, from complying with new or revised accounting standards issued on or after April 5, 2012.  Accordingly, the Company may therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, as a result, the Company’s financial statements may not be comparable with public company financial statements.

Safe Harbor Statements.  Statements contained herein and in FCRM’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of FCRM within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause FCRM’s actual results, performance or achievements to be materially different from FCRM’s future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe FCRM’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  FCRM’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) FCRM’s ability to profitably build upon its current servicing and collection business; (iii) FCRM’s relations with its lender; (iv) FCRM’s ability to obtain renewals of its credit agreement or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by FCRM on a fee-paying basis; (vi) changes in the statutes or regulations applicable to FCRM’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of FCRM’s regulatory compliance and regulatory audits; (viii) the risk that legal proceedings could be brought against FCRM which could adversely affect its financial results; (ix) FCRM’s ability to adapt to and implement technological changes; (x) FCRM’s ability to attract and retain qualified employees; (xi) FCRM’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in FCRM’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) FCRM’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of FCRM common stock from its former parent company (referred to as “Franklin Holding”); and, (xv) other risks that will be detailed from time to time in FCRM’s Securities and Exchange Commission (“SEC”) reports and filings.  Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in FCRM’s filings with the SEC, including, but not limited to, those factors discussed under the caption “Risk Factors,” which FCRM urges its investors to consider.  FCRM undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  FCRM undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of September 30, 2012 are described in Note 2 to the Financial Statements.  As of September 30, 2012 and December 31, 2011, we have identified income taxes as FCRM’s most critical accounting policy and estimate.  The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures.  Changes in these estimates and assumptions could have a material effect on our Financial Statements.  Management believes that the estimates and judgments used in preparing Financial Statements were the most appropriate at that time.  Section 107 of the JOBS Act provides that an emerging growth company, such as FCRM, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as FCRM is an emerging growth company.  An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  As of the dates of the Financial Statements we have complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, our Financial Statements included herein are comparable to companies that comply with public company financial statements.  However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

The Company is a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing for third parties.

As of September 30, 2012, the Company had eight significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: seven with related parties (Bosco I, three contracts with Bosco II, Bosco III, Bosco V and Bosco VI); and, one with an unrelated third party.  At September 30, 2012, the Company also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.  See Note 11.

The unpaid principal balance of loans serviced for the Bosco related- party entities represented approximately 73% of the unpaid principal balance (78% of the number of loans) of the total unpaid principal balance of loans serviced at September 30, 2012.  Bosco II is the Company’s largest servicing client.

At September 30, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of 40,700 loans representing $2.09 billion of unpaid principal balance (“UPB”).  At September 30, 2012, approximately 31,600 loans were serviced for the Bosco-related entities.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio at September 30, 2012 and December 31, 2011.

	September 30, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	19,917	$1,153,294,934	55.39%
Condos, co-ops, PUD dwellings	2,564	141,073,575	6.78%
Manufactured and mobile homes	377	9,655,761	0.46%
Secured, property type unknown(1)	1,174	25,077,211	1.20%
Commercial	43	3,918,826	0.19%
Unsecured loans(2)	16,608	749,289,843	35.98%
Total	40,683	$2,082,310,150	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2011
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,876	$895,394,791	59.88%
Condos, co-ops, PUD dwellings	2,553	143,350,639	9.59%
Manufactured and mobile homes	396	10,232,705	0.68%
Secured, property type unknown(1)	1,090	15,468,786	1.03%
Commercial	35	2,181,543	0.15%
Unsecured loans(2)	10,866	428,608,474	28.67%
Total	30,816	$1,495,236,938	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s portfolio of residential mortgage loans serviced for other entities, as of September 30, 2012, by unpaid principal balance.

		September 30, 2012
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$142,771,696	6.86%
Delinquent	31 – 60 days	18,155,787	0.87%
	61 – 90 days	3,127,512	0.15%
	90+ days	1,359,435,464	65.28%

Modified Loans	0 – 30 days	71,335,822	3.43%
Delinquent	31 – 60 days	15,938,986	0.77%
	61 – 90 days	2,128,746	0.10%
	90+ days	30,478,980	1.46%

Bankruptcy	0 – 30 days	16,360,085	0.79%
Delinquent	31 – 60 days	2,643,622	0.13%
	61 – 90 days	853,699	0.04%
	90+ days	259,883,423	12.48%

Foreclosure	0 – 30 days	230,308	0.01%
Delinquent	31 – 60 days	83,008	—
	61 – 90 days	—	—
	90+ days	158,883,012	7.63%

	Total	$2,082,310,150	100.00%
All current loans	0 – 30 days	$230,697,911	11.08%

Included in the above table were second-lien mortgage loans in the amount of $1.67 billion, of which $100.6 million were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at September 30, 2012 was: $1.38 billion (including $1.27 billion at least 90 days contractually delinquent), or 83%, were performing; $43.0 million, or 3%, were modified due to delinquency or the borrower’s financial difficulty; $242.3 million, or 14%, were in bankruptcy; and $287,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s portfolio of residential mortgage loans serviced for other entities, as of September 30, 2012, by loan count.

		September 30, 2012
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	3,814	9.37%
Delinquent	31 – 60 days	363	0.89%
	61 – 90 days	77	0.19%
	90+ days	28,526	70.12%

Modified Loans	0 – 30 days	934	2.29%
Delinquent	31 – 60 days	146	0.36%
	61 – 90 days	27	0.07%
	90+ days	574	1.41%

Bankruptcy	0 – 30 days	432	1.06%
Delinquent	31 – 60 days	62	0.15%
	61 – 90 days	27	0.07%
	90+ days	4,937	12.14%

Foreclosure	0 – 30 days	3	0.01%
Delinquent	31 – 60 days	2	—
	61 – 90 days	—	—
	90+ days	759	1.87%

	Total	40,683	100.00%
All current loans	0 – 30 days	5,183	12.74%

Included in the above table were 36,025 second-lien mortgage loans, of which 3,220 were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at September 30, 2012 was: 29,804 loans (including 26,244 loans at least 90 days contractually delinquent), or 83%, were performing; 1,083 loans, or 3%, were modified due to delinquency or the borrower’s financial difficulty; 5,133 loans, or 14%, were in bankruptcy; and 5 loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at September 30, 2012 and December 31, 2011:

	September 30, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,658	$416,892,028	20.02%
2nd Liens	36,025	1,665,418,122	79.98%
Total	40,683	$2,082,310,150	100.00%

	December 31, 2011
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,947	$454,454,583	30.39%
2nd Liens	25,869	1,040,782,355	69.61%
Total	30,816	$1,495,236,938	100.00%

The following tables set forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at September 30, 2012 and December 31, 2011:

	September 30, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,161	$518,538,153	24.90%
Florida	4,356	238,058,721	11.43%
New York	1,855	159,091,077	7.64%
New Jersey	1,011	109,448,754	5.26%
Texas	3,798	105,738,706	5.08%
Illinois	1,723	72,815,415	3.50%
Nevada	1,118	69,004,175	3.31%
Georgia	1,677	62,130,953	2.98%
Maryland	884	60,005,181	2.88%
Virginia	805	55,309,459	2.66%
All Others	17,295	632,169,556	30.36%
Total	40,683	$2,082,310,150	100.00%

	December 31, 2011
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	4,863	$393,354,781	26.31%
Florida	2,598	133,697,821	8.94%
New Jersey	786	98,947,473	6.62%
New York	1,167	98,615,674	6.59%
Texas	3,139	82,021,540	5.49%
Illinois	1,218	49,033,760	3.28%
Pennsylvania	969	48,894,467	3.27%
Ohio	1,569	45,827,004	3.06%
Georgia	1,146	43,394,445	2.90%
Michigan	1,580	43,177,458	2.89%
All Others	11,781	458,272,515	30.65%
Total	30,816	$1,495,236,938	100.00%

Real Estate Assets Serviced for Others

At September 30, 2012, the Company serviced for other entities 113 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $24.3 million.  At December 31, 2011, the Company serviced 128 REO properties, obtained on foreclosed loans that had an aggregate UPB of $28.5 million, for other entities.

During the nine months ended September 30, 2012, 101 REO properties, obtained on foreclosed loans that had an aggregate UPB of $13.3 million, were sold.  During the nine months ended September 30, 2011, 192 REO properties, obtained on foreclosed loans that had an aggregate UPB of $23.5 million, were sold.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Overview.  At September 30, 2012, the Company had total assets of $20.6 million and had stockholders’ equity of $9.5 million.  Stockholders’ equity at December 31, 2011 was $14.0 million.  The Company had a net loss before tax of $808,000 for the three months ended September 30, 2012, compared with a net loss before tax of $316,000 for the same three-month period ended September 30, 2011.  Revenues decreased by $826,000 to $2.4 million for the three months ended September 30, 2012, from $3.2 million for the three months ended September 30, 2011.  The decrease in revenues and the resulting net loss in the three months ended September 30, 2012 resulted principally from reduced servicing and collection fees earned and reduced due diligence and property inspection fees (included in Other income).  The decline in servicing revenues was principally the result of reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, including the Company’s significant unrelated client, which were not replaced or supplemented with significant new servicing contracts.  The Company’s revenues during the three months ended September 30, 2012 and 2011 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the Bosco entities.

As of September 30, 2012, the Company had eight significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; seven with related parties (Bosco I, three contracts with Bosco II, Bosco III, Bosco V and Bosco VI), and one with an unrelated third party.  At September 30, 2012, FCRM actively serviced and provided recovery collection services on a total population of approximately 40,700 loans, approximately 31,600 loans for all of the Bosco-related entities.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.5 million for each of the three-month periods ended September 30, 2012 and 2011.  The servicing revenues earned from servicing the Bosco-related entities represented approximately 65% and 56% of the total servicing revenues earned during the three months ended September 30, 2012 and 2011, respectively.  Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $106,000 for the three months ended September 30, 2012, and at September 30, 2012, had accumulated to approximately $2.7 million.  The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap.

Historically, the Company had charged its then parent company, Franklin Holding, a management fee that was estimated based on internal services rendered by its employees to the parent company and its subsidiary companies.  No management fee was recognized in the three months ended September 30, 2012 as a result of Franklin Holding’s reduced available cash and bankruptcy filing.  In the three months ended September 30, 2011, the Company recognized a management fee in the amount of $136,000.  During the three months ended September 30, 2012, management continued to provide certain critical administrative services for Franklin Holding in the ordinary course of business such as accounting, tax and SEC compliance and reporting.

Prior to the prepackaged bankruptcy filing of Franklin Holding, the Company charged its former parent company, Franklin Holding, a management fee that was estimated based on internal services rendered by its employees to Franklin Holding.  No management fee was recognized in the nine months ended September 30, 2012 as a result of the uncertainty of collection due to Franklin Holding’s reduced available cash and bankruptcy filing.  In the nine months ended September 30, 2011, the Company recognized a management fee in the amount of $385,000.  During the quarters ended June 30 and March 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the aggregate amount of approximately $676,000 and $204,000, respectively, for expenses paid for Franklin Holding during the quarters ended June 30, 2012 and March 31, 2012.

As of August 10, 2012, the effective date of Franklin Holding’s confirmed prepackaged plan of reorganization (the “Prepackaged Plan”), the Company no longer provides internal or administrative services to its former parent and sister companies and will not provide such services in the future for which it is not compensated.  However, the Company does anticipate that the Liquidation Manager for Franklin Holding may retain the Company as professionals to assist with the preparation of required tax returns for its former parent and sister companies and for the dissolution of those entities at a to be negotiated mutually acceptable rate.  In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved.

Revenues.  Revenues decreased by $826,000 to $2.4 million during the three months ended September 30, 2012, from $3.2 million during the same three-month period in 2011.  Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $392,000, or 15%, to $2.3 million during the three months ended September 30, 2012 from $2.7 million during the corresponding three months in the prior year.  This decrease was principally the result of reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, which were not replaced with significant new servicing contracts.  The decline in servicing fees was due to (i) a decline of $284,000, or approximately 30%, from servicing the portfolio for the Company’s significant unrelated client from $952,000 for the three months ended September 30, 2011 to $668,000 for the three months ended September 30, 2012, and (ii) a decline of $51,000 from servicing the Bosco II portfolio, which declined to $1.2 million for the three months ended September 30, 2012, from $1.3 million for the three months ended September 30, 2011.

Servicing fees from the new servicing contracts entered into with Bosco V and Bosco VI, and the additional servicing contracts entered into with Bosco II, were not in place long enough to contribute meaningful revenues for the three months ended September 30, 2012.

Other income (principally due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $435,000, or 82%, to $93,000 during the three months ended September 30, 2012 from approximately $528,000 during the corresponding three months of 2011.  This decrease was principally the result of (i) the absence of due diligence fees in the three months ended September 30, 2012, compared with $157,000 in the three months ended September 30, 2011 as the Company had exited the due diligence services business during the three-month period ended June 30, 2012, (ii) the elimination of a management fee for services having been provided to the Company’s former parent, Franklin Holding, prior to the confirmation and effectiveness of Franklin Holding’s Prepackaged Plan in the three months ended September 30, 2012, compared to $136,000 in the three months ended September 30, 2011, and (iii) the absence of grants received in the three months ended September 30, 2012 compared with grants received in the three months ended September 30, 2011 from the state of New Jersey in the amount of $196,000 related to the relocation of the Company’s operations to New Jersey in 2005.  Partially offsetting these revenue declines in the three months ended September 30, 2012 was an increase of $48,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties (rental income in the 2012 three-month period was $88,000).

Interest income increased by $1,900 to $5,700 during the three months ended September 30, 2012, as compared to $3,800 for the same three months in 2011.  The increase in interest income principally reflected a higher interest rate earned on the average balance of short-term investments held in a money market account with the Bank.

Operating Expenses.  Operating expenses decreased by $334,000, or 9%, to $3.2 million during the three months ended September 30, 2012 from $3.5 million during the same period in 2011.  Total operating expenses include, collection, general and administrative expenses and depreciation expense.

Collection, general and administrative expenses decreased by $337,000, or 10%, to $3.1 million during the three months ended September 30, 2012, from $3.5 million during the corresponding period in 2011.  Salary and employee benefits expenses decreased by $83,000, or less than 4%, to $1.9 million during the three months ended September 30, 2012, from the three months ended September 30, 2011.  The number of servicing employees decreased to 64 at September 30, 2012, from 77 employees at September 30, 2011 and 70 at December 31, 2011.  Somewhat offsetting a $174,000 reduction in salary expenses was a $91,000 increase in the cost of temporary personnel services utilized for projects in the servicing area.  The Company had 92 employees at September 30, 2012, compared with 107 at September 30, 2011 and 103 at December 31, 2011.  Professional fees increased by $16,000 during the three months ended September 30, 2012, from $180,000 during the corresponding period in 2011, principally due to increased outside legal fees.  Total communications and technology costs decreased by $71,000 during the three months ended September 30, 2012, from $279,000 during the corresponding period in 2011.  All other Collection, general and administrative expenses decreased by $199,000, or 19%, during the three months ended September 30, 2012, from the three months ended September 30, 2011.  Contract underwriter and property inspection costs decreased by $75,000 during the three months ended September 30, 2012, to $13,000 from $88,000 in the three months ended September 30, 2011, principally due to a decrease in the volume of both property inspection and due diligence services provided to third parties.  The most significant property inspection contracts were completed in 2011, and the Company exited the due diligence services business during the three months ended June 30, 2012.  Various other general and administrative expenses decreased by approximately $124,000 during the three months ended September 30, 2012, principally as a result of generally reduced operating costs throughout the company.

Depreciation expenses decreased by $2,700, or 3%, to $76,000 in the three months ended September 30, 2012, compared with the same three-month period of 2011.  This decrease during the three months ended September 30, 2012 was principally due to fully depreciated assets during the past twelve months.

Pre-tax loss in the three months ended September 30, 2012 increased by $492,000 to a net loss of $808,000, from a pre-tax loss of $316,000 during the three months ended September 30, 2011, for the reasons set forth above.

The Company did not record a tax provision during either the three months ended September 30, 2012 or the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Overview.  At September 30, 2012, the Company had total assets of $20.6 million and had stockholders’ equity of $9.5 million.  Stockholders’ equity at December 31, 2011 was $14.0 million.  The Company had a net loss before tax of $2.2 million for the nine months ended September 30, 2012, compared with a net loss before tax of $433,000 for the nine months ended September 30, 2011.  Revenues decreased by $3.1 million to $7.8 million for the nine months ended September 30, 2012, from $10.9 million for the nine months ended September 30, 2011.  The decrease in revenues and the resulting increased net loss in the nine months of 2012 resulted principally from reduced servicing and collection fees earned and reduced due diligence and property inspection fees (included in Other income).  The decline in servicing revenues was principally the result of reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, including the Company’s significant unrelated third party client, which were not replaced or supplemented with significant new servicing contracts.  The Company’s revenues during the nine months ended September 30, 2012 and 2011 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the Bosco-related entities.

Revenues.  Revenues decreased by $3.1 million to $7.8 million during the nine months ended September 30, 2012, from $10.9 million during the same nine-month period in 2011.  Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $1.9 million, or 21%, to $7.2 million during the nine months ended September 30, 2012 from $9.1 million during the corresponding nine months in the prior year.  This decrease was principally the result of reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, which were not replaced with significant new servicing contracts.  The decline in servicing fees was due to (i) a decline in the fees earned for servicing the portfolio for the Company’s significant unrelated client, which amounted to $2.2 million for the nine months ended September 30, 2012 compared with $3.0 million for the nine months ended September 30, 2011, a decline of 25%, (ii) a decline in the fees earned for servicing the portfolio for the Company’s most significant Bosco-related entity, Bosco II, which amounted to $3.6 million for the nine months ended September 30, 2012, compared with $4.3 million for the nine months ended September 30, 2011, a decline of 14%, and (iii) a decline in the fees earned for servicing the remaining portfolio of loans for certain subsidiaries of Franklin Holding, which amounted to $10,000 for the nine months ended September 30, 2012, compared with $168,000 for the nine months ended September 30, 2011.  In addition, fees for processing loan modifications as a participant under the HAMP program declined by $149,000 during the nine months ended September 30, 2012, from $274,000 for the nine months ended September 30, 2011, and a non-recurring insurance premium rebate in the amount of $309,000 was received in the three months ended March 31, 2011.  Servicing fees from the new servicing contracts entered into with Bosco V and Bosco VI, and the additional servicing contracts entered into with Bosco II, were not in place long enough to contribute meaningful revenues for the nine months ended September 30, 2012.

Other income (principally due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $1.2 million, or 69%, to $559,000 during the nine months ended September 30, 2012 from approximately $1.8 million during the corresponding nine months of 2011.  This decrease was principally the result of reduced property inspection fees, due diligence fees and tax incentives aggregating approximately $1.0 million, and the absence of the management fee in the nine months ended September 30, 2012 for services provided to its then parent company, Franklin Holding, compared to $377,000 in the nine months ended September 30, 2011.  Property inspection revenues declined by $527,000 to $26,000 for the nine months ended September 30, 2012, as the most significant property inspection contracts were completed in 2011; and, due diligences revenues declined by $317,000 to $271,000 during the nine months ended September 30, 2012, as the Company exited the due diligence services business in the three months ended June 30, 2012.  Partially offsetting these revenue declines in the nine months ended September 30, 2012 was an increase of $189,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties (rental income in the 2011 nine-month period was $66,000).

Interest income increased by $3,300 to $15,900 during the nine months ended September 30, 2012, as compared to $12,600 for the same nine months in 2011.  The increase in interest income principally reflected a higher interest rate earned on the average balance of short-term investments held in a money market account with the Bank.

Operating Expenses.  Operating expenses decreased by $1.3 million, or 12%, to $10.0 million during the nine months ended September 30, 2012 from $11.3 million during the same period in 2011.  Total operating expenses include, collection, general and administrative expenses and depreciation expense.

Collection, general and administrative expenses decreased by $1.3 million, or 12%, to $9.7 million during the nine months ended September 30, 2012, from $11.1 million during the corresponding period in 2011.  Salary and employee benefits expenses decreased by $108,000, or less than 2%, to $5.9 million during the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  The number of servicing employees decreased to 64 at September 30, 2012, from 77 employees at September 30, 2011 and 70 at December 31, 2011.  Somewhat offsetting a $341,000 reduction in salary expenses was a $233,000 increase in the cost of temporary personnel services utilized for projects in the servicing area.  The Company had 92 employees at September 30, 2012, compared with 107 at September 30, 2011 and 103 at December 31, 2011.  Professional fees decreased by $412,000 during the nine months ended September 30, 2012, from $927,000 during the corresponding period in 2011, principally due to reduced outside legal fees.  Total communications and technology costs decreased by $198,000 during the nine months ended September 30, 2012, from $876,000 during the corresponding period in 2011 principally due to the absence of computer modeling fees incurred with a third-party service provider during the nine months ended September 30, 2012, compared with $66,000 of such fees incurred in the nine months ended September 30, 2011.  All other Collection, general and administrative expenses decreased by $572,000, or 31%, during the nine months ended September 30, 2012, from the nine months ended September 30, 2011.  Contract underwriter and property inspection costs decreased by an aggregate $478,000 during the nine months ended September 30, 2012, to $66,000 from $544,000 in the prior year’s nine months, principally due to a decrease in the volume of both property inspection and due diligence services provided to third parties.  The most significant property inspection contracts were completed in 2011.  Also, the Company exited the due diligence services business during in the three months ended June 30, 2012.  Various other general and administrative expenses decreased by approximately $94,000 during the nine months ended September 30, 2012, principally as a result of generally reduced operating costs throughout the company.  These reductions were somewhat offset by an increase in corporate insurance costs and an increase in third-party servicing costs for lock box services.

Depreciation expenses decreased by $17,000, or 7%, to $226,000 in the nine months of 2012, compared with the first nine months of 2011.  This decrease during the nine months ended September 30, 2012 was principally due to fully depreciated assets during the past two years.

Pre-tax loss in the nine months ended September 30, 2012 increased by $1.8 million to a net loss of $2.2 million, from a pre-tax loss of $433,000 during the nine months ended September 30, 2011, for the reasons set forth above.

The Company did not record a tax provision during either the nine months ended September 30, 2012 or the nine months ended September 30, 2011.

Liquidity and Capital Resources

General

As of September 30, 2012, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties.  Through the Licensing Credit Agreement, the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million.  At September 30, 2012, there was no debt outstanding under the revolving line and approximately $4.7 million of letters of credit issued under the Licensing Credit Agreement with the Bank.  The Licensing Credit Agreement expires on March 31, 2013.  See Note 8.

Short-term Investments.  The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk.  At September 30, 2012, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations.  The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties.

At September 30, 2012, the Company had cash and cash equivalents of $752,000 compared with $4.7 million at December 31, 2011.  At September 30, 2012, the Company had restricted cash of $14.9 million compared with $19.0 million at December 31, 2011.  Included in Restricted cash at September 30, 2012 and December 31, 2011 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $7.3 million and $11.5 million, respectively.  Also, included in Restricted cash at both September 30, 2012 and December 31, 2011 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement).  See Note 8.

Restricted cash of $14.9 million and $19.0 million, respectively, at September 30, 2012 and at December 31, 2011 was restricted under the Company’s servicing agreements with third parties.

Net cash used in operating activities was $2.0 million during the nine months ended September 30, 2012 compared to $645,000 in net cash provided during the nine months ended September 30, 2011.  The decrease in net cash provided, or additional cash used, was due to the increase in the net loss during the nine months ended September 30, 2012 in the amount of $1.8 million and non-dividend distributions to Franklin Holding (the Company’s former parent company) in the amount of $880,000, principally reflecting the expenses paid by the Company on behalf of Franklin Holding and its subsidiary companies, until August 10, 2012, during the nine-month period ended September 30, 2012 for services provided to those companies, which were deemed uncollectible.  Somewhat offsetting these decreases in net cash provided, or additional cash used, was $798,000 in aggregate net cash provided by the reduction in Receivables and Accrued expenses and other current liabilities.

Net cash used in investing activities was $1.6 million in the nine months ended September 30, 2012, compared to $24,000 of net cash used in the nine months ended September 30, 2011.  The increase in net cash used in investing activities during the nine months ended September 30, 2012 was due principally the $1.5 million investment in Bosco VI in the quarter ended September 30, 2012, and to a lesser extent to capital improvements made to the Company’s condominium office space in the quarter ended March 31, 2012.

Net cash used in financing activities during the nine months ended September 30, 2012 was $287,000.  The net cash used for financing activities during the nine months ended September 30, 2012 was due to consideration for the distribution of all the common shares of FCRM held by Franklin Holding as required under the Prepackaged Plan that included a cash payment of $250,000 to the bankruptcy estate of Franklin Holding.

Borrowings

At September 30, 2012, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank.  See Note 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties and changes in corporate tax rates.  A material change in these rates or risks could adversely affect the Company’s operating results and cash flows.

Impact of Inflation

The Company measures its financial condition and operating results in historical dollars without considering changes in the purchasing power of money over time due to inflation, although the impact of inflation is reflected in increases in the costs of our operations.  Substantially all of the Company’s assets and liabilities are monetary in nature, and therefore, interest rates have a greater impact on our performance than the general effects of inflation.

Interest Rate Risk

As of September 30, 2012, the Company had no borrowed funds, and therefore has limited exposure to interest rate fluctuations.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase or decrease in home values).  Decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay their mortgage loans, which could cause a decrease in collections on the loans we service for third parties and, therefore, a reduction in servicing revenues.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chairman and Principal Executive Officer, the Chief Financial Officer and the Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material.  In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 subsidiaries of the Company’s former parent had originated and acquired mortgage loans on a nationwide basis, we must comply and were required to comply with various state and federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 1A.	RISK FACTORS

Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Registration Statement on Form 10 filed with the SEC on August 12, 2012, as amended, and effective October 12, 2012.

There have been no material changes to the risk factors included in our Registration Statement on Form 10.

Risks Related to FCRM’s Business

•	A prolonged economic slowdown or a lengthy or severe recession could harm FCRM’s servicing operations, particularly if it results in a decline in the real estate market.

•	If FCRM’s lender fails to renew FCRM’s Licensing Credit Agreement for additional terms, FCRM’s revolving line of credit and letter of credit facilities will expire on March 31, 2013.

•	The clients for whom FCRM services loans may transfer its rights as servicer and FCRM may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

•	FCRM’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

•	FCRM’s servicing business is sensitive to, and can be affected by, changes in interest rates.

•	FCRM may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	If FCRM does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect FCRM’s operations.

•
A significant amount of the mortgage loans that FCRM services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and FCRM’s operations could be harmed by economic downturns or other adverse events in these states.

•	FCRM may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

•
A number of the second-lien mortgage loans that FCRM services may be subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and defaults and contribute to a decrease in servicing and collection revenues.  However, as a sub-servicer only, we have not determined the actual percentage of loans at issue since our servicing clients have not authorized funding the expenditure and any such expenditure, which would be a material cost to our servicing clients, would not increase revenue for FCRM.  FCRM may be subject to losses from the mortgage loans it acquired or mortgage loans originated by its then subsidiary prior to 2008 due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans FCRM acquired, vendors and FCRM’s employees.

•	Legal proceedings and regulatory investigations could be brought or initiated that could adversely affect FCRM’s financial results.

•
Given the nature of the industry in which FCRM operates, FCRM’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on FCRM’s business, financial position, results of operations or cash flows.

•	FCRM is exposed to counter-party risk and there can be no assurances that FCRM will manage or mitigate this risk effectively.

•
The success and growth of FCRM’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

•	If FCRM does not effectively manage changes and growth in its business, its financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm FCRM’s business.

•	An interruption in or breach of FCRM’s information systems may result in lost business and increased expenses.

•	FCRM is exposed to the risk of environmental liabilities with respect to properties to which FCRM took title.

•	A loss of FCRM’s Chairman and President may adversely affect its operations.

•	Adverse developments in general business, economic and political conditions could have a material adverse effect on FCRM’s financial condition and its results of operations.

•	Failures in FCRM’s internal controls and disclosure controls and procedures could lead to material errors in FCRM’s financial statements and cause FCRM to fail to meet its reporting obligations.

Risks Related to the Distribution (Completed on August 10, 2012)

•	FCRM’s agreements with Franklin Holding and subsidiaries of Franklin Holding may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

•	If the distribution is determined to be taxable for U.S. Federal income tax purposes, FCRM and its stockholders could incur significant U.S. Federal income tax liabilities.

•	Certain adverse tax consequences could result from the distribution of FCRM from Franklin Holding.

•
FCRM must abide by certain restrictions to preserve the tax-free treatment of the distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

•	FCRM’s historical financial information may not be representative of results FCRM would have achieved as an independent company or will achieve in the future.

•
If a state regulator determines that the distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, FCRM may be required to file a notice or application in such states, which could delay or inhibit FCRM’s ability to conduct business in these states.

•	FCRM may face potential successor liability.

•
A receivable in the amount of $1,057,733 may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as FCRM.

Risks Related to FCRM’s Securities

•	Thomas J. Axon effectively controls FCRM, substantially reducing the influence of FCRM’s other stockholders.

•
FCRM intends to take the steps necessary to have its shares of common stock become eligible for quotation on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and FCRM’s ability to raise capital in the future.

•	FCRM’s organizational documents and Delaware law may make it harder for FCRM to be acquired without the consent and cooperation of its Board of Directors and management.

•	FCRM’s quarterly operating results may fluctuate and cause FCRM’s stock price to decline.

•	There may be a limited public market for FCRM common stock and FCRM’s stock price may experience volatility.

•	Substantial sales of FCRM common stock following the distribution may have an adverse impact on the trading price of FCRM common stock.

•	While FCRM currently qualifies as an “emerging growth company” under the JOBS Act, FCRM could lose that status, which could increase the costs and demands placed upon FCRM.

•	FCRM is an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Risks Related to the Regulation of FCRM’s Industry

•
New legislation and regulations directed at curbing predatory lending and servicing practices could restrict FCRM’s ability to service non-prime residential mortgage loans, which could adversely impact FCRM’s earnings.

•	FCRM may be subject to fines or other penalties based upon the conduct of independent brokers of its former parent company’s subsidiary.

•	FCRM is subject to reputation risks from negative publicity concerning the mortgage industry.

•	FCRM is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

•	If many of the borrowers of the loans FCRM services become subject to the Servicemembers Civil Relief Act of 2003, FCRM’s cash flows and service fee income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact FCRM’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number
3.1
Sixth Amended and Restated Certificate of Incorporation of Franklin Credit Management Corporation.  Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012.

3.2
Amended and Restated By-laws of Franklin Credit Management Corporation.  Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012.

10.1
Liquidation Manager Agreement between Franklin Credit Holding Corporation and Kevin Gildea.  Incorporated by reference to Exhibit 10.24 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.2
Promissory Note of Franklin Credit Management Corporation made payable to Franklin Credit Holding Corporation.  Incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.3	Guaranty of Thomas J. Axon. Incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT MANAGEMENT CORPORATION

November 13, 2012

	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

November 13, 2012

	By:	/s/ KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)