Form 10-K
period 2012-12-31
Franklin Credit Management Corp
filed 2013-03-29
CIK 1555458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

At June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock was registered effective October 12, 2012.

At December 31, 2012, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,123,569, based upon the closing sales price on such date ($0.35). There is no non-voting stock outstanding.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 21, 2013: 10,035,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, are incorporated by reference into Part III.

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-K
December 31, 2012

PART I

ITEM 1.	BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”); and, references to the “Bank” and “Huntington” refer to The Huntington National Bank; the “Licensing Credit Agreement” refers to the Company’s credit facility with the Bank; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Overview

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties.

On August 10, 2012 (the “Distribution Date”), eighty percent (80%) of the outstanding common stock of FCRM, representing all of the outstanding common stock of FCRM held by its former parent company, Franklin Credit Holding Corporation (“Franklin Holding”), was distributed to holders of the common stock of Franklin Holding as of August 2, 2012 (the “Record Date”) pursuant to Franklin Holding’s confirmed and effective prepackaged plan of bankruptcy reorganization (the “Prepackaged Plan”). As consideration for the distribution of FCRM common stock to stockholders of Franklin Holding (the “Distribution”), FCRM paid the bankruptcy estate of Franklin Holding $250,000 in cash on the Distribution Date and executed a note for $1,109,000 on August 2, 2012 payable, in monthly installments commencing on September 1, 2012, over a period of five years (plus interest at the rate of 3.25% per annum). The aggregate of these amounts, $1,359,000, represented the fair market value of FCRM as of December 31, 2011, as determined by an independent third-party appraiser.

The registration statement of the Company (FCRM) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) on August 13, 2012, to register the common stock of FCRM, became effective on October 12, 2012 (the “Registration Statement”). On October 16, 2012, the Company received notification from the SEC that the review of its Registration Statement had been completed. Accordingly, FCRM became an independent publicly held reporting company under the Exchange Act, and FCRM at December 31, 2012 had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of FCRM, holds approximately 56% of FCRM’s common stock as of December 31, 2012.

FCMC Separated from Franklin Holding Consolidated Tax Group

In connection with the filing of its 2010 Federal income tax return, Franklin Holding in September 2011 determined that FCRM did not remain eligible to be included in Franklin Holding’s Federal income tax return. In September 2010, a deferred payment agreement was entered into with the Bank (the “Deferred Payment Agreement”). Pursuant to the Deferred Payment Agreement, FCRM paid the Bank $4 million in cash and agreed to further pay to the Bank 10% of any monetizing transactions of FCMC, less $4 million, from FCRM. Monetizing transactions include additional contributions to the capital of FCRM, the sale of the FCRM stock, dividends paid by FCRM, and liquidating distributions of FCRM (but not the Distribution by Franklin Holding of its ownership interests in FCRM). The Deferred Payment Agreement is in effect until March 2019.

Franklin Credit is a Delaware corporation incorporated in February 1988. Franklin Credit’s common stock is currently quoted by broker-dealers on the Over the Counter Quote Board (“OTCQB”) Venture Marketplace tier of the Over the Counter (“OTC”) Markets under the trading symbol FCRM. Franklin Credit’s administrative and executive office is located in Jersey City, New Jersey.

The Company’s Business

At December 31, 2012, Franklin Credit had total assets of $20.3 million and had stockholders’ equity of $8.6 million. Under Amendment No. 6 to a licensing credit agreement with the Bank (the “Licensing Credit Agreement”), Franklin Credit has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, secured by cash collateral of $7.5 million. The Licensing Credit Agreement expires March 31, 2014. At December 31, 2012, Franklin Credit had no debt outstanding under the revolving line and letters of credit of approximately $4.4 million under the letter of credit facility. However, at December 31, 2012, there was $1.0 million outstanding on the promissory note issued by the Company to the bankruptcy estate of Franklin Holding in consideration of the Distribution. See Notes 7 and 8 to the Financial Statements.

Loan Servicing and Collection Operations

Franklin Credit has invested to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, the Company seeks to ensure that the loans we service for others are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers and in accordance with the terms of our servicing contracts with our servicing clients. Because the loans we service generally experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on collections and recovery, and, therefore, maintaining close contact with borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations. Through frequent communication with borrowers we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate collection, loss mitigation and recovery strategies. The Company’s servicing staff employs a variety of collection and recovery strategies that we have developed to successfully manage serious delinquencies and defaults, bankruptcy and foreclosure. Additionally, the Company maintains a real estate department with experience in property management and the sale of residential properties.

At December 31, 2012, the Company’s specialty servicing and collection business consisted of 71 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 41,000 loans and real estate properties (with an unpaid principal balance of approximately $2.15 billion), including a total of approximately 32,100 first and second-lien loans for the Bosco-related entities, which are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder, as follows: approximately 1,900 home equity loans for Bosco I; approximately 24,500 subordinate-lien loans for Bosco II; approximately 500 first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III; and approximately 600 loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately four (4) real estate owned properties serviced for Bosco IV; approximately 2,700 non-performing subordinate lien loans serviced for Bosco V; and approximately 1,800 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.0 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 66% and 57% of the total servicing revenues earned during the years ended December 31, 2012 and 2011, respectively.

The Company maintains a call center staffed by professionals with skills based in customer service, collections, loss mitigation, and recovery. The Company’s call center includes the following principal functions/groups:

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

Home Affordable Modification Program. In 2009, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, the Company considers other available loss mitigations options, as appropriate for the consenting owner of the loans serviced.

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

Real Estate. The real estate-owned department is responsible for managing and or disposing of properties, located throughout the country, acquired through foreclosure by its clients in an orderly, timely, and cost-efficient manner in order to maximize our clients’ return on assets. These properties include 1-4 family residences, cooperative apartments and condominium units.

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

Financing

Under Amendment No. 6 to the Licensing Credit Agreement with the Bank, the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, secured by cash collateral of $7.5 million. The Licensing Credit Agreement expires March 31, 2014. At December 31, 2012, Franklin Credit had no debt outstanding under the revolving line and letters of credit of approximately $4.4 million issued under the letter of credit facility. See Note 8 to the Financial Statements.

Serviced for Others Portfolio

At December 31, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of 41,000 loans representing $2.13 billion of unpaid principal balance (“UPB”). Approximately 81% of the portfolio of residential mortgage loans (based on UPB) serviced for other entities consisted of second-lien loans. At December 31, 2011, the portfolio of residential mortgage loans serviced for other entities consisted of approximately 30,800 loans representing approximately $1.50 billion of UPB.

At December 31, 2012, approximately 32,100 loans were serviced for the Bosco-related entities.

As of December 31, 2012, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an third party. At December 31, 2012, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 75% (78% of the number of loans) of the total UPB of loans serviced at December 31, 2012. Bosco II is the Company’s largest servicing client. See Notes 10 and 12 to the Financial Statements.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio at December 31, 2012 and 2011.

	December 31, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	19,568	$1,130,643,563	53.14%
Condos, co-ops, PUD (planned urban development) dwellings	2,514	138,211,406	6.50%
Manufactured and mobile homes	372	9,480,366	0.45%
Secured, property type unknown(1)	1,158	24,550,957	1.15%
Commercial	43	3,878,146	0.18%
Unsecured loans(2)	17,403	820,946,307	38.58%
Total	41,058	$2,127,710,745	100.00%
__________________

(1)	The loans included in this category are principally small balance second-lien loans, and are collateralized by residential real estate.
(2)	The loans included in this category were principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2011
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,876	$895,394,791	59.88%
Condos, co-ops, PUD (planned urban development) dwellings	2,553	143,350,639	9.59%
Manufactured and mobile homes	396	10,232,705	0.68%
Secured, property type unknown(1)	1,090	15,468,786	1.03%
Commercial	35	2,181,543	0.15%
Unsecured loans(2)	10,866	428,608,474	28.67%
Total	30,816	$1,495,236,938	100.00%
__________________

(1)	The loans included in this category are principally small balance second-lien loans, and are collateralized by residential real estate.
(2)	The loans included in this category were principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities at December 31, 2012, by UPB.

		December 31, 2012
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$138,521,781	6.51%
Delinquent	31 – 60 days	13,676,984	0.64%
	61 – 90 days	2,705,317	0.13%
	90+ days	1,423,630,336	66.91%

Modified Loans	0 – 30 days	64,294,219	3.02%
Delinquent	31 – 60 days	14,593,715	0.69%
	61 – 90 days	1,656,088	0.08%
	90+ days	28,060,367	1.32%

Bankruptcy	0 – 30 days	16,022,966	0.75%
Delinquent	31 – 60 days	2,667,586	0.12%
	61 – 90 days	1,104,093	0.05%
	90+ days	265,098,289	12.46%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	154,456	0.01%
	61 – 90 days	—	—
	90+ days	155,524,548	7.31%

	Total	$2,127,710,745	100.00%
All current loans	0 – 30 days	$218,838,966	10.29%

Included in the above table were second-lien mortgage loans in the amount of $1.72 billion, of which $97.8 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at December 31, 2012 was: $1.43 billion (including $1.33 billion at least 90 days contractually delinquent), or 83%, were performing; $35.9 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $249.2 million, or 15%, were in bankruptcy; $202,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s portfolio of residential mortgage loans serviced for other entities, as of December 31, 2012, by loan count.

		December 31, 2012
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	3,646	8.88%
Delinquent	31 – 60 days	326	0.79%
	61 – 90 days	76	0.19%
	90+ days	29,223	71.17%

Modified Loans	0 – 30 days	852	2.08%
Delinquent	31 – 60 days	155	0.38%
	61 – 90 days	17	0.04%
	90+ days	462	1.13%

Bankruptcy	0 – 30 days	419	1.02%
Delinquent	31 – 60 days	65	0.16%
	61 – 90 days	22	0.05%
	90+ days	5,043	12.28%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	2	—
	61 – 90 days	—	—
	90+ days	750	1.83%

	Total	41,058	100.00%
All current loans	0 – 30 days	4,917	11.98%

Included in the above table were 36,464 second-lien mortgage loans, of which 3,084 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at December 31, 2012 was: 30,316 loans (including 26,925 loans at least 90 days contractually delinquent), or 83%, were performing; 915 loans, or 3%, were modified due to delinquency or the borrower’s financial difficulty; 5,229 loans, or 14%, were in bankruptcy; and 4 loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at December 31, 2012 and 2011:

	December 31, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,594	$407,719,148	19.16%
2nd Liens	36,464	1,719,991,597	80.84%
Total	41,058	$2,127,710,745	100.00%

	December 31, 2011
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,947	$454,454,583	30.39%
2nd Liens	25,869	1,040,782,355	69.61%
Total	30,816	$1,495,236,938	100.00%

The following tables set forth information regarding the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2012 and 2011:

	December 31, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,153	$520,754,447	24.47%
Florida	4,447	250,867,949	11.79%
New York	1,925	169,753,280	7.98%
New Jersey	1,020	109,552,269	5.15%
Texas	3,793	105,532,881	4.96%
Illinois	1,770	78,248,834	3.68%
Nevada	1,110	69,161,410	3.25%
Georgia	1,704	63,683,492	2.99%
Maryland	902	61,479,787	2.89%
Virginia	839	59,356,173	2.79%
All Others	17,395	639,320,223	30.05%
Total	41,058	$2,127,710,745	100.00%

	December 31, 2011
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	4,863	$393,354,781	26.31%
Florida	2,598	133,697,821	8.94%
New Jersey	786	98,947,473	6.62%
New York	1,167	98,615,674	6.59%
Texas	3,139	82,021,540	5.49%
Illinois	1,218	49,033,760	3.28%
Pennsylvania	969	48,894,467	3.27%
Ohio	1,569	45,827,004	3.06%
Georgia	1,146	43,394,445	2.90%
Michigan	1,580	43,177,458	2.89%
All Others	11,781	458,272,515	30.65%
Total	30,816	$1,495,236,938	100.00%

Real Estate Assets Serviced for Other Entities

At December 31, 2012, the Company serviced for other entities 111 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $22.5 million. At December 31, 2011, the Company serviced 128 REO properties, obtained on foreclosed loans that had an aggregate UPB of $28.5 million, for other entities.

During the year ended December 31, 2012, 128 REO properties, obtained on foreclosed loans that had an aggregate UPB of $23.3 million, were sold. During the year ended December 31, 2011, 197 REO properties, obtained on foreclosed loans that had an aggregate UPB of $26.1 million, were sold.

Government Regulation

The mortgage lending, servicing and collection industry is highly regulated. The Company’s business is regulated by Federal, state and local government authorities and is subject to Federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on Franklin Credit’s business. At the Federal level, these laws, rules and regulations include the:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), and the various regulations promulgated under that Act;

•	Equal Credit Opportunity Act (“ECOA”) and Regulation B;

•	Truth in Lending Act (“TILA”) and Regulation Z;

•	Home Ownership and Equity Protection Act (“HOEPA”);

•	Real Estate Settlement Procedures Act (“RESPA”), and Regulation X;

•	Fair Credit Reporting Act (“FCRA”);

•	Fair Debt Collection Practices Act;

•	Fair Housing Act;

•	Telemarketing and Consumer Fraud and Abuse Prevention Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act (“GLBA”);

•	Servicemembers Civil Relief Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	SAFE Act; and,

•	Helping Families Save Their Homes Act of 2009; and

•	Consumer Financial Protection Bureau (“CFPB”) Mortgage Servicing Rules (effective January 10, 2014).

States have also in some instances enacted their own variants of the foregoing laws, rules and regulations, especially with respect to those laws, rules and regulations that address anti-predatory lending and abusive servicing or privacy issues.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that Franklin may charge;

•	impose “cooling off or waiting periods” before commencing the foreclosure process;

•	delay foreclosures;

•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

•	impose underwriting requirements;

•	mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

•	mandate the collection and reporting of statistical data regarding Franklin’s customers and the loans FCRM services;

•	require us to safeguard non-public information about Franklin’s customers;

•	impose servicing standards and regulate Franklin’s collection, loss mitigation, foreclosure and loan modification practices;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;

•	restrict the marketing practices utilized to find customers, including restrictions on outbound telemarketing; and,

•	impose, in some cases, assignee liability on us as purchaser or seller of mortgage loans as well as the entities that purchase or purchased Franklin’s mortgage loans.

Franklin’s failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of servicing licenses or approved status required for continued business operations;

•	demands for indemnification or loan repurchases from purchasers of Franklin’s loans;

•	legal defenses causing delay and expense;

•	adverse effects on Franklin’s ability, as servicer, to enforce loans;

•	the imposition of supervisory agreements and cease-and-desist orders;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to Franklin’s reputation in the industry; or,

•	inability to obtain credit to fund Franklin’s operations.

In response to an unusually large number of foreclosures in recent years, a growing number of states have enacted laws that subject the holder to certain notice and/or waiting periods prior to commencing a foreclosure. In some instances, these laws require the servicer of the mortgage to consider modification of the mortgage or an alternative option prior to proceeding with foreclosure. The effect of these laws has been to delay foreclosure in particular jurisdictions.

The mortgages or assignments of mortgage for some of the mortgage loans have been recorded in the name of Mortgage Electronic Registration Systems, Inc., or MERS, solely as nominee for the originator and its successors and assigns, including the issuing entity. Subsequent assignments of those mortgages are registered electronically through the MERS system. The recording of mortgages in the name of MERS has been challenged in a number of states. Although many decisions have accepted MERS as mortgagee, some courts have held that MERS is not a proper party to conduct a foreclosure and have required that the mortgage be reassigned to the entity that is the economic owner of the mortgage loan before a foreclosure can be conducted. In states where such a rule is in effect, there may be delays and additional costs in commencing, prosecuting and completing foreclosure proceedings and conducting foreclosure sales of mortgaged properties. In addition, borrowers are raising new challenges to the recording of mortgages in the name of MERS, including challenges questioning the ownership and enforceability of mortgage loans registered in MERS. An adverse decision in any jurisdiction may delay the foreclosure process.

Although Franklin has systems and procedures directed to comply with these legal requirements and believes that Franklin was in material compliance with applicable Federal, state and local statutes, rules and regulations, Franklin cannot provide assurance that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive matter, which could render Franklin’s current business practices noncompliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently or only recently and inconsistently. As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which Franklin is subject may lead to noncompliance with applicable regulatory laws and regulations. Franklin actively analyzes and monitors the laws, rules and regulations that apply to its business, as well as the changes to such laws, rules and regulations.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted net worth of approximately $600,000. Further, the Federal Housing Administration (“FHA”) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in New York and certain other states (and for FHA and Ginnie Mae), the net worth calculation may not include recourse on any contingent liabilities or assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Licensing Credit Agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent quarter ended December 31, 2012 of $925,000. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

See Note 13 to the Financial Statements.

New Areas of Regulation

Franklin is subject to numerous laws and regulations as a result of Franklin’s historical business as an originator and acquirer of residential mortgage loans, as well as Franklin’s historical and current business of servicing such loans and providing due diligence services for third parties. Furthermore, many new laws and regulations applicable to the mortgage industry have recently been enacted and promulgated in response to what some have alleged to be unfair and deceptive trade practices even prior to the enactment of such new laws and regulations. The summary below includes such laws and regulations which may, in that context, need to be considered in context of Franklin’s historical activities. In addition, Franklin’s clients expect us to be generally aware of new laws and regulations affecting the mortgage industry that may apply to them.

Regulatory and legal requirements are subject to change, making Franklin’s compliance more difficult or expensive, or otherwise restricting Franklin’s ability to conduct its business as it is now conducted. In particular, Federal, state and local governments have become more active in the consumer protection area in recent years.

Local, state and Federal legislatures, state and Federal banking regulatory agencies, state attorneys general offices, the CFPB, the Federal Trade Commission (the FTC), the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have continued to focus on lending and servicing practices by some companies, primarily in the mortgage industry, sometimes referred to as “predatory lending” and “abusive servicing” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices.

On July 21, 2010, the Reform Act was signed into law. The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as Franklin, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and, late fee restrictions on high-cost loans. In addition, a new executive agency and consumer financial regulator, the CFPB, was established in the Federal Reserve System under the Reform Act. On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under Federal consumer financial laws, was generally transferred and consolidated into the CFPB (with a few exceptions that will among other provisions affecting Franklin result in the Federal Trade Commission exercising concurrent enforcement authority with CFPB and retaining certain rulemaking authority under certain acts and the Department of Housing and Development administering and enforcing the Fair Housing Act).

On January 4, 2012, President Obama named Richard Cordray as Director of the CFPB. This appointment of a Director authorizes the CFPB to fully employ all of the enforcement, rulemaking and examination powers over non-depository residential mortgage institutions, including Franklin. In addition, the CFPB issued a rule effective January 2, 2013 that permits it to supervise nonbank debt collectors with more than $10 million in annual receipts resulting from consumer debt collection.

The Reform Act sets forth certain objectives for and the functions of the CFPB. The objectives of the CFPB, as identified under the Reform Act, are to ensure that: (1) consumers are provided with timely and understandable information to make responsible decisions about financial transactions; (2) consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination; (3) outdated, unnecessary, or unduly burdensome regulations are regularly identified and addressed in order to reduce unwarranted regulatory burdens; (4) Federal consumer financial law is enforced consistently, without regard to the status of a person as a depository institution, in order to promote fair competition; and, (5) markets for consumer financial products and services operate transparently and efficiently to facilitate access and innovation. The primary functions of the CFPB under the Reform Act are: (1) conducting financial education programs; (2) collecting, investigating, and responding to consumer complaints; (3) collecting, researching, monitoring, and publishing information relevant to the functioning of markets for consumer financial products and services to identify risks to consumers and the proper functioning of such markets; (4) subject to certain sections of the Reform Act, supervising covered persons for compliance with Federal consumer financial law, and taking appropriate enforcement action to address violations of Federal consumer financial law; (5) issuing rules, orders, and guidance implementing Federal consumer financial law; and, (6) performing such support activities as may be necessary or useful to facilitate the other functions of the CFPB. The Reform Act also provides the CFPB with the authority to define, examine and bring claims against entities for violations of unfair, deceptive or abusive acts or practices.

Several Federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending and abusive servicing practices, and in some instances establish or propose a servicing standard and duty of care for mortgage servicers. On January 4, 2011, the CFPB implementation team entered into an information sharing memorandum of understanding with the Conference of State Bank Supervisors (an organization that historically has cooperated with the American Association of Residential Mortgage Regulators, which is another association comprised of the state regulators of Franklin) to promote state and Federal cooperation and consistent examination procedures among regulators of providers of consumer financial products and services, including mortgage servicers.

The Reform Act creates various new requirements affecting mortgage servicers, such as Franklin, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and, late fee restrictions on high-cost loans. Although these provisions are not self implementing, the CFPB has promulgated mortgage servicing rules and regulations that will enforce these requirements, effective January 10, 2014.

The final mortgage servicing rules promulgated by the CFPB to implement certain sections of the Reform Act, effective January 10, 2014, include provisions relating to required periodic billing statements and disclosures, force-placed insurance requirements and notices, and required adjustable-rate mortgage interest rate adjustment notices. In addition, the mortgage servicing rules require servicers to make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, credit a full contractual payment to a borrower’s account as of the date of receipt and to send payoff balances by a certain deadline upon the written request of a borrower, comply with certain error resolution and information requests within designated time frames, establish reasonable information management and servicer personnel policies and procedures, maintain records relating to each mortgage and a mortgage servicing file containing certain specified documents and information, to assign ongoing contact personnel for delinquent borrowers and, to the extent loss mitigation options are offered to borrowers, implement loss mitigation procedures and comply with certain loss mitigation procedures and deadlines.

The SAFE Act was enacted as part of the Federal Housing and Economic Recovery Act of 2008. The SAFE Act is a model act that required states to implement licensing requirements for all individual mortgage loan originators (i.e., mortgage brokers, loan officers, etc.) and set minimum requirements for such individual employees, including testing and initial and continuing education requirements. The SAFE Act directed each state to enact legislation requiring licensing; otherwise, the SAFE Act directs the CFPB to provide a default licensing system.

The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation in 2004 that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan. This regulation prohibits a national bank from, among other restrictions, making or purchasing a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources.

On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration (the “Agencies”) jointly issued “Credit Risk Management Guidance for Home Equity Lending.” The guidance promotes sound credit risk management practices for institutions engaged in home equity lending (both home equity lines of credit and closed-end home equity loans). Among other risk factors, the guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans that had been originated by Franklin’s then mortgage lending subsidiary Tribeca Lending Corp. (Tribeca), the guidance is instructive of the regulatory climate covering low and no documentation loans, for certain of the loans originated by Tribeca in the past.

On June 29, 2007, the Agencies released their final statement on subprime mortgage lending to address certain concerns of the Agencies that subprime borrowers may not fully understand the risk and consequences of certain adjustable-rate mortgage products. The Agencies expressed particular concern with (1) marketing products to subprime borrowers offering low initial payments based on an introductory (“teaser”) rate that is considerably lower than the fully indexed rate; (2) approving borrowers without considering appropriate documentation of their income; (3) setting very high or no limits on payment or interest rate increases at reset periods; (4) loan product features likely to result in frequent refinancing to maintain an affordable monthly payment; (5) including substantial prepayment penalties and/or prepayment penalties that extend beyond the initial rate adjustment period; and, (6) providing borrowers with inadequate information relative to product features, material loan terms and products risks.

The final statement identified underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks. The Agencies cautioned their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation. The Agencies also advised their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity. A higher interest rate is not considered a mitigating factor. While the final statement, in part, discusses subprime products that were not offered by Tribeca such as loans with “teaser” rates, the final statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s “Liberty Loan,” where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In addition, as with the 2006 Interagency Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest-only loans and Pay Option Adjustable Rate Mortgages (“ARMs”)), state regulators have adopted similar standards applicable to the institutions they regulate, which included Tribeca. On July 17, 2007, the American Association of Residential Mortgage Regulators (“AARMR”), which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, in conjunction with the Conference of State Bank Supervisors (“CSBS”) and the National Association of Consumer Credit Administrators (“NACCA”), issued a statement on subprime lending that is substantially similar to the Agencies’ final statement and which, as of July 7, 2008, was adopted in 40 states in addition to the District of Columbia. Moreover, under the Reform Act and implementing regulations effective January 10, 2014, a creditor may not make a residential mortgage loan unless the creditor makes a reasonable and good faith determination based on verified and documented information that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan, according to its terms, and all applicable taxes, insurance (including mortgage guarantee insurance) and assessments.

A key mortgage industry tool for finding new borrowers is being challenged in class action litigation across the country. Those class actions have been filed by attorneys seeking to capitalize on a 2004 decision of the Seventh Circuit Court of Appeals, Cole v. U.S. Capital, Inc. (“Cole”) interpreting the meaning of “firm offers of credit” under the Fair Credit Reporting Act (FCRA). A prescreened or firm offer is any offer of credit to a consumer that will be honored if the consumer is determined, based on information in a consumer report on the consumer, to meet the specific criteria used to select the consumer for the offer. Cole was the first case in the nation to hold that an offer of nominal “value” to the consumer, which could arise from a combination of factors such as a low dollar amount of the offered credit, ambiguous or contradictory terms, or complex approval procedures, may not actually qualify as a “firm offer” under FCRA, even if the stated amount is guaranteed. Courts have split on the issue. Some of the courts in recent cases have concluded that the defendant’s violation of FCRA was “willful.” FCRA distinguishes negligent or inadvertent noncompliance from “willful” violations by the damages that are available. Specifically, FCRA provides for statutory damages of $100-$1,000 per violation for “willful” violations and permits punitive damages as well. By contrast, FCRA provides that a defendant whose noncompliance was merely negligent will be liable only for “actual damages sustained by the consumer as a result of the failure.” This distinction is significant because FCRA does not have a cap for statutory damages in a class action, unlike other Federal statutes regulating consumer lending which cap statutory damages in a class action at a maximum of $500,000 or one percent of the creditor’s net worth, whichever is less.

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the “APR,” exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of Franklin’s loans as well. It was the policy of Franklin’s then subsidiary, Tribeca Lending Corp., not to seek to originate loans that were subject to HOEPA or state and local laws discussed in the following paragraph, and Franklin’s policy not to purchase high-cost loans that violated such laws. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from Franklin’s institutional loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under Federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of Tribeca’s Liberty Loan product, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, Franklin has sold a portion of Tribeca’s Liberty Loan production to third parties on a whole-loan, servicing-released basis. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include Franklin’s prior warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield-spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all Federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.

A new RESPA rule effective on January 1, 2010 includes the yield spread premium in the calculation of the mortgage broker’s total compensation and requires more detailed closing costs disclosures to be provided to consumers at the time of loan origination. The new RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.

Further, in a rule that took effect on April 6, 2011 under Regulation Z sweeping changes with respect to permissible and prohibited loan originator compensation are underway that prohibit loan originator compensation based on loan terms or conditions (other than the amount of the principal), dual compensation of loan originators from a consumer and other person or entity on a particular loan and various loan steering activities to or from loans with certain characteristics are underway. Pursuant to the Reform Act, the CFPB on January 20, 2013 issued final rules on loan compensation matters, effective January 10, 2014 (except for rules against mandatory arbitration clauses and waivers of certain consumer rights and financing of single-premium credit insurance, which are effective on June 1, 2013), which essentially codify the above restrictions, with certain clarifications, and implement certain other related provisions of the Reform Act. The Reform Act also amended TILA to create stringent new borrower repayment ability standards for residential mortgage loans, which will be implemented effective January 10, 2014 through rules promulgated by the CFPB. In addition, a provision of the Reform Act that will also be implemented by the CFPB effective January 10, 2014 lowers the point and fee and APR triggers for HOEPA loans and forbids originators of such obligations from financing points and fees.

In 2008, Congress enacted the Mortgage Disclosure Improvement Act of 2008 (“MDIA”), which was initially part of the Housing and Economic Recovery Act of 2008 and then subsequently amended as part of the Emergency Economic Stabilization Act of 2008. As of July 30, 2009, the MDIA requires creditors to furnish early Truth in Lending (TILA) disclosures for all closed-end mortgage transactions that are secured by a consumer’s dwelling, including loans secured by primary, secondary or vacation homes, and regardless of whether the loans are for purchase money or non-purchase money transactions. While the early TILA disclosure must still be given within three business days of application, the MDIA and MDIA rule now require that the early TILA disclosure be provided at least seven business days prior to consummation of the transaction. Further, if the disclosed APR exceeds certain tolerances as set forth in the Truth in Lending Act and Regulation Z, the creditor must provide corrected disclosures disclosing an accurate APR and all changed terms no later than three business days before consummation. Significantly, this means that multiple early TILA disclosures may be required.

In addition, the Federal Reserve Board adopted a final rule to amend Regulation Z on July 14, 2008 (the “July Rule”). Notably, the July Rule, which took effect on October 1, 2009: (i) created a new category of loans called “higher-priced mortgage loans”; (ii) instituted new protections for both this new category of “higher-priced mortgage loans” as well as for the existing category of “high-cost mortgages” under HOEPA; (iii) enacted certain prohibited acts and practices for all closed-end credit transactions secured by a consumer’s principal dwelling; (iv) revised the disclosures required in advertisements for credit secured by a consumer’s dwelling and prohibited certain practices in connection with closed-end mortgage advertising; and, (v) required disclosures for closed-end mortgages secured by a consumer’s principal dwelling to be provided earlier in the transaction and before consumers pay any fee except for a fee for obtaining a consumer’s credit history.

Pursuant to the Reform Act, the CFPB, after having already released prototypes for public comment, in August 2012 issued proposed rules to combine and integrate TILA and RESPA disclosures.

On February 7, 2012, the US Financial Crimes Enforcement Network (“FinCEN”) announced the release of its final rule on Anti-Money Laundering Program and Suspicious Activity Report Filing Requirements for Residential Mortgage Lenders and Originators (the “AML Non-Bank Mortgage Lender Rule”), which would, for the first time, require residential mortgage lenders (“RM Lenders”) and residential mortgage originators (“RM Originators”) to establish an anti-money laundering program (“AML Program”), and to file a suspicious activity report (“SAR”) with FinCEN. Although the requirements are not applicable to entities that only service mortgages, such as Franklin, clients of Franklin that are RM Lenders or RM Originators may require Franklin to file SAR reports. In addition, Franklin would become subject to the requirements of the rule if it makes or originates loans in the future.

Home Affordable Modification Program

On September 11, 2009, Franklin voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s Home Affordable Modification Program (HAMP) for first lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program for consenting servicing clients, with borrower, mortgage servicer and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. Effective April 5, 2010, HAMP was expanded to include eligibility criteria and financial incentives for foreclosure alternatives such as deeds-in-lieu and short sales. Pursuant to the Reform Act, supplemental directives and guidelines were revised to require each participating mortgage servicer to provide each borrower whose request for a mortgage modification is denied with all borrower-related and mortgage-related input data used in any net present value analyses performed in connection with the subject mortgage. If a borrower is not eligible for HAMP, Franklin considers other available loss mitigation options, as appropriate, for owners of the loans serviced.

Privacy

Title V of the Federal Gramm-Leach-Bliley Act (GLBA) obligates us to safeguard the information Franklin maintains on its clients’ borrowers and to inform Franklin’s borrowers of Franklin’s use of their non-public personal information. In addition to the requirements of GLBA, Franklin is subject to compliance with state privacy laws. Whereas under GLBA, a borrower is required to affirmatively “opt-out” of certain of Franklin’s information sharing practices, under the privacy laws of California (to a certain extent) and Vermont, the borrower must affirmatively “opt-in” to the same. California passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective on July 1, 2004, and impose additional notification obligations on us. Regulations have been proposed by several agencies and states that may affect Franklin’s obligations to safeguard information. If other states or Federal agencies adopt additional privacy legislation, Franklin’s compliance costs could substantially increase.

Fair Credit Reporting Act

The FCRA allows lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers in certain instances. However, the FCRA places certain restrictions on the use of information shared between affiliates and with third parties, and Congress recently amended the statute to, among other things, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these provisions impose additional regulatory and compliance costs on us.

SAFE Act

The implications of the SAFE Act on individual loan officers and brokers employed by lenders are clear: these individuals must now be licensed in states in connection with their origination and brokering activity. However, there has been confusion in the industry about the potential application of the state SAFE Acts to individuals, who are either employed by a servicer or working as their agent or on their behalf, in connection with executing loan modifications. The SAFE Act, as implemented on the state level, impacts a wide range of individuals, including those engaged in certain loss mitigation activities, because of the manner in which it defines a “mortgage loan originator.” The majority of states define “mortgage loan originator” as someone “who, for compensation or gain, or in the expectation of compensation or gain, either: (1) takes a residential mortgage loan application; or, (2) offers or negotiates terms of a residential mortgage loan.”

The Department of Housing and Urban Development (“HUD”) issued proposed rules under the SAFE Act on December 15, 2009. In those rules, HUD took the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act. Several states adopted this informal position, pending the publication of final rules from HUD or the CFPB. Other states have moved to either specifically include or exempt those individuals working for servicers from the definition of “mortgage loan originator.” On June 30, 2011, HUD issued a final rule, but did not adopt its proposed position on loan modification activities, deferring the question to the CFPB. The CFPB, which took over responsibilities on the SAFE Act on July 21, 2011, re-published the HUD final rule on December 19, 2011 as an interim final rule establishing a Regulation H, with only non-substantive technical and conforming changes. Significantly, the CFPB has to date not adopted the exception for loss mitigation activities for borrowers reasonably likely to default applicable to federally regulated institutions. As a result, individuals who engage in loan modification activities for state regulated servicers may potentially fall within definition of a loan originator and be required to hold individual licenses within a particular state. Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements. This individual licensing issue is currently in-flux, and subject to change pending a final rule from the CFPB, and a more thorough review of the licensing policy from state regulators over the coming months.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called for marketing purposes. These requirements also mandate that Franklin does not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a servicer’s existing customers. Several states also have adopted similar laws, with which Franklin also seeks to comply. The Telephone Consumer Protection Act, which in part regulates the use of auto-dialers, prohibits making any call, absent an emergency purpose or prior express consent of the called party, using any automatic telephone dialing system or an artificial or prerecorded voice to call any telephone number assigned to a cellular telephone service. The Federal Communications Commission, which has adopted rules implementing the Telephone Consumer Protection Act, clarified in 2008 that autodialed and prerecorded message calls to wireless numbers that are provided by the called party to a creditor in connection with an existing debt are permissible as calls made with the prior express consent of the called party. On January 20, 2010, the Federal Communications Commission had proposed a rule that would have required debt collectors and others not engaged in sales or telemarketing to obtain a written agreement from a consumer with detailed conditions to be satisfied, including that the written agreement not be obtained as a condition of purchasing any goods, before a person or entity shall be deemed to have obtained the prior express written consent of the called party. However, that aspect of the rule was not adopted.

Compliance, Quality Control and Quality Assurance

Franklin maintains a variety of quality control procedures designed to detect compliance errors. Franklin has a stated anti-predatory and abusive loan servicing policy that is communicated to all employees at regular training sessions. Franklin tracks the results of internal quality assurance reviews and provides reports to the appropriate managers of Franklin. Franklin’s servicing practices are reviewed regularly in connection with the due diligence performed by third parties for the loans that we currently service and those that consider outsourcing their loan servicing to us. State regulators also review Franklin’s practices and loan files and report the results back to us.

Environmental Matters

To date, Franklin has not incurred any environmental liabilities in connection with the owned real estate that it services for third parties, although there can be no guarantee that Franklin will not incur any such liabilities in the future or that there might be discovered hazardous substances or waste, contamination, pollutants or sources thereof on any real estate properties acquired by Franklin as servicer or as legal title owner.

Employees

The Company recruits, hires, and retains individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2012, the Company had 99 full-time employees.

None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees are good. However, under the Company’s current circumstances, retaining key employees and hiring for certain critical positions have been more challenging.

ITEM 1A.	RISK FACTORS

Risks Related to the Company’s Business

If FCRM’s lender fails to renew FCRM’s Licensing Credit Agreement for additional terms, FCRM’s revolving line of credit and letter of credit facilities will expire on March 31, 2014.

The revolving line of credit and letter of credit facilities under the Licensing Credit Agreement expire (if not earlier terminated under the provisions of the Licensing Credit Agreement) on March 31, 2014. The Licensing Credit Agreement, which is the sole source of credit for FCRM, does not include a commitment to renew the $1 million revolving loan commitment, or the letter of credit commitment of up to $6.5 million, which supports various surety bond requirements for servicer licenses of FCRM, and there is no assurance that FCRM’s lender will renew the credit line or letters of credit. If the credit facilities are not renewed, $7.5 million in restricted cash held by FCRM would be subject to collection by the Bank.

The clients for whom FCRM services loans may transfer its rights as servicer and FCRM may be unable to add or take appropriate cost saving measures to replace reduced revenues.

Under the terms of FCRM’s servicing agreements with third parties, FCRM’s clients have, in general (except for Bosco VI), reserved the right to terminate FCRM’s servicing of their loans without cause upon minimal notice and the payment of minimal or no termination penalties. In addition, with respect to one of its significant servicing clients (Bosco I), the maturity date of the client’s loan agreement with its lenders expired without extension or renewal on May 28, 2011. With respect to that agreement, in the event that Bosco I’s lending agreement cannot be extended or renewed, it is uncertain whether the lenders would permit FCRM to remain the servicer of Bosco I’s mortgage loans. Should FCRM be unable to attract new business or should clients exercise their rights to terminate a significant portion of the loans currently serviced by FCRM, FCRM may be unable to add business or take appropriate cost saving measures to replace the reduced revenues or avoid insolvency. If any significant servicing contract with FCRM as servicer (of which there are six) should be terminated by the client, such termination would represent a loss of a significant portion of FCRM’s servicing revenue and FCRM’s operations and financial condition would be adversely affected, which could result in the insolvency of FCRM.

FCRM’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

The line of credit available for FCRM under the Licensing Credit Agreement, which expires on March 31, 2014, is limited to $1 million and may only be used to assure that all state licensing requirements are met or to pay expenses of FCRM approved by the Bank. If the cash flow received by FCRM from servicing loans for third parties is insufficient to sustain the cost of operating FCRM’s business, and FCRM has fully utilized its licensing credit facility or the Bank refuses to provide funding under the facility, there is no guarantee that FCRM can continue in business. During both the year ended and the quarter ended December 31, 2012, the cash flows received by FCRM from servicing loans for third parties did not cover the costs of operating its business. Further, FCRM’s operating loss during the year ended December 31, 2012 was $3.1 million and the operating loss during the most recent quarter ended December 31, 2012 was $925,000.

A prolonged economic slowdown or a lengthy or severe recession could harm FCRM’s servicing operations, particularly if it results in a decline in the real estate market.

The risks associated with FCRM’s servicing business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased real estate values. Any material decline in real estate values would increase the loan-to-value ratios on loans that FCRM services for third parties and, therefore, weaken any collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of reduced servicing and collection revenues if a borrower defaults.

FCRM’s servicing business is sensitive to, and can be materially affected by, changes in interest rates.

FCRM’s servicing business may be adversely affected by a decrease in interest rates. A significant decrease in interest rates could increase the rate at which the performing loans that FCRM services for third parties are prepaid and reduce its servicing and collection income in subsequent periods on the servicing of performing loans.

FCRM may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

The servicing and mortgage-related services industries are highly competitive. Prior to 2010, FCRM did not historically provide such services to unrelated third parties. Additionally, the absence of a rating by a statistical rating agency as a primary or special servicer of residential mortgage loans may make it difficult to compete or effectively market FCRM’s services to entities that rely on such ratings as a factor in the selection of a servicer for their loans. If FCRM does not succeed in expanding its business of providing such services to third parties, or prove unable to provide such services on a profitable basis, such a failure could adversely affect FCRM’s operations and financial condition.

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

Under the SAFE Act of 2008, which establishes minimum standards for the licensing and registration of individuals meeting the definition of a mortgage loan originator, the Department of Housing and Urban Development (HUD), which until a transfer of authority to the Consumer Financial Protection Bureau (CFPB) was delegated the authority to ensure that every state meet the requirements of the SAFE Act, issued proposed rules on December 15, 2009. In those rules, HUD took the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act. Several states adopted this informal position, pending the publication of final rules from HUD or CFPB. Other states have moved to either specifically include or exempt those individuals working for servicers from the definition of “mortgage loan originator.” On June 30, 2011, HUD issued a final rule, but did not adopt its proposed position on loan modification activities, deferring the question to the CFPB. The CFPB, which took over responsibilities on the SAFE Act on July 21, 2011, re-published HUD’s final rule on December 19, 2011 as an interim final rule establishing a Regulation H, with only non-substantive technical and conforming changes. Significantly, the CFPB has to date not adopted the exception for loss mitigation activities for borrowers reasonably likely to default applicable to federally regulated institutions. As a result, individuals who engage in loan modification activities for state regulated servicers may potentially fall within the definition of a loan originator and be required to hold individual licenses within a particular state. Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements. This individual licensing issue is currently in-flux, and subject to change pending a final rule from the CFPB, and a more thorough review of the licensing policy from state regulators over the coming months.

As the examinations for licensing under the SAFE Act (which is required for those not employed by a Federally regulated institution) generally cover the origination and not servicing of loans, there can be no assurance that FCRM’s staff or those FCRM hires will be able to pass the required state and national exams and satisfy individual licensing requirements in sufficient numbers to continue loan modifications efforts in those states where SAFE Act licensing is required. Any such failures may result in FCRM losing a license in any such state that requires a servicer to consider a modification prior to foreclosure and a loss of servicing business. In the alternative, if hiring individuals who are already licensed under the SAFE Act is necessary, such individuals may not have adequate experience servicing or modifying loans and FCRM could be at a competitive disadvantage from an internal cost perspective to federally regulated institutions, which are not subject to individual licensing requirements.

Approximately one third of the states have enacted broader state laws that specifically require or are interpreted to require individuals who perform loan modifications, including as part of loss mitigation, be licensed as a mortgage loan originator. Although FCRM has encountered difficulty in having its servicing employees pass the SAFE Act exams, which focus primarily on loan originations, and may face regulatory action and penalties in those states in which employee loan originator licenses to the extent required to perform loan modifications may not yet have been obtained, seven (approximately 10%) of its servicing employees have passed the Federal SAFE Act exam and, in all of the states we have determined require a loan originator license to perform loan modifications, one or two employees have passed a state SAFE Act exam, with an individual license having been granted to an employee(s) in a majority of those states.

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted net worth of approximately $600,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in New York and certain other states (and for FHA and Ginnie Mae), the net worth calculation may not include recourse on any contingent liabilities or assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Licensing Credit Agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent quarter ended December 31, 2012 of $925,000. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

A significant amount of the mortgage loans that FCRM services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and FCRM’s operations could be harmed by economic downturns or other adverse events in these states.

A significant portion of the loans serviced by FCRM are concentrated in the northeastern United States, particularly in New York and New Jersey, and in Florida, Texas, and California. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, or the occurrence of events such as a natural disaster or an act of terrorism could decrease the value of residential properties in those areas. This could result in an increase in the risk of delinquency, default or foreclosure, which could reduce FCRM’s servicing and collection revenues.

FCRM may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

FCRM believes that substantially all of the loans serviced by FCRM for third parties were underwritten in accordance with standards designed for subprime residential mortgages, which is the industry in which FCRM engages in and has been engaged. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A significant portion of these loans were made under a “limited documentation” program, which generally placed the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. FCRM’s loan servicing practices may not afford adequate protection against the higher risks associated with loans made to such borrowers particularly in a poor housing and credit market or an economic recession.

In addition, of the number of loans serviced by FCRM for third parties, at December 31, 2012, approximately 81% are second-lien residential mortgage loans that are generally under-collateralized, and, based on the available information obtained by the Company, at least approximately 39% of the total number of loans serviced are unsecured. In the bankruptcy of a borrower, a secured claim for the amount due on an under-collateralized second-lien loan may be subject to a “cram-down” by the bankruptcy court to the value of the collateral or a strip of the lien, which in any event could result in an unsecured claim in whole or part for which there may be no funds remaining to pay the claim. In certain local communities in California there also have been suggestions that eminent domain might be used to take and seize underwater mortgages from lenders (despite various legal and constitutional issues with such a course of action). In any event, should the senior lien holder foreclose its interest in the property serving as collateral, there are some states with no recourse and anti-deficiency laws that depending on the loan characteristics (e.g., which could include purchase money loans for primary residences) may bar the pursuit of a deficiency judgment for the unpaid balance due on the second-lien loan. On other loans, there are also statute of limitations and restrictions on post-judgment remedies that must be considered. If FCRM is unable to mitigate these risks, its ability to service and collect on these loans may be adversely affected resulting in a decrease in FCRM’s servicing and collection revenues and cash flows, and FCRM’s results of operations, financial condition and liquidity could be materially harmed.

A number of the second-lien mortgage loans that FCRM services may be subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.

We expect that a significant number (which we do not expect to be material, but important enough to merit attention) of the second-lien mortgage loans FCRM services for third parties are subordinated to an adjustable rate mortgage (ARM) held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs would have had a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As a result, holders of ARM loans faced monthly payment increases following interest rate adjustments. Similarly, interest-only loans typically required principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM resets or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second-lien mortgage loan on a property. As a result, delinquencies on these loans may increase and FCRM’s ability to service and collect on these loans may be adversely affected resulting in a decrease in FCRM’s servicing and collection revenues and cash flows. However, as a sub-servicer only, we have not determined the actual percentage of loans at issue since our servicing clients have not authorized funding the expenditure and any such expenditure, which would be a material cost to our servicing clients, would not increase revenue for FCRM. FCRM may be subject to losses from the mortgage loans it acquired or mortgage loans originated by its then subsidiary prior to 2008 due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans FCRM acquired, vendors and FCRM’s employees.

When FCRM acquired loans and its then subsidiary, Tribeca Lending Corp., originated loans, including those mortgage loans FCRM continues to service for third parties, FCRM or its subsidiary typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected. Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of the employees of FCRM or its then subsidiary, FCRM may bear the risk of loss associated with the misrepresentation except when FCRM purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful. Although we are unaware of any material misrepresentations for which there may be recourse, industry reports indicate that a significant number of loans originated in those vintage years were originated on the basis of intentional or negligent misrepresentations.

Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect FCRM’s financial results.

Various companies throughout the mortgage industry have been named as defendants in individual and class action law suits and have been the subject of regulatory investigations challenging residential loan servicing and origination practices (even as an acquirer of a loan), including, most recently, standing to bring a foreclosure action, foreclosure processes and procedures and the verification of information included in and notarization of affidavits filed in foreclosure, eviction and bankruptcy matters and the purchase of force-placed insurance on behalf of homeowners for homes without insurance and costs, premiums, rebates and commissions associated therewith. At least some of those participants have paid significant sums to settle lawsuits or regulatory proceedings brought against it in respect of servicing and origination practices. There can be no assurance that similar suits or proceedings will not be brought against FCRM in the future, and that FCRM will not be subject to resulting fines, sanctions, costs, damages, penalties or claims by counterparties or third parties (or, additionally with respect to foreclosures, the overturning of foreclosure sales or delays in the foreclosure process) that could adversely affect its financial results, or substantial damages that could render FCRM insolvent.

Given the nature of the industry in which FCRM operates, FCRM’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on FCRM’s business, financial position, results of operations or cash flows.

Due, in part, to the heavily regulated nature of the industries in which FCRM operates, FCRM is, and in the future may become, involved in various legal proceedings. FCRM may therefore incur legal costs and expenses in connection with the defense of such proceedings. In addition, the actual cost of resolving FCRM’s pending and any future legal proceedings might be substantially higher than any amounts reserved for such matters. Depending on the remedy sought and the outcome of such proceedings, the ultimate resolution of FCRM’s pending and any future legal proceedings could have a material adverse effect on FCRM’s business, financial position, results of operations or cash flows.

FCRM is exposed to counterparty risk and there can be no assurances that FCRM will manage or mitigate this risk effectively.

FCRM is exposed to counterparty risk in the event of nonperformance by counterparties to various agreements and transactions. The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by counterparty in bankruptcy proceedings, could have a material adverse effect on FCRM’s business, financial position, results of operations or cash flows. There can be no assurances that FCRM will be effective in managing or mitigating its counterparty risk, which could have a material adverse effect on FCRM’s business, financial position, results of operations or cash flows.

The success and growth of FCRM’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

FCRM’s mortgage loan servicing business is dependent upon its ability to effectively adapt to technological advances, such as the ability to automate loan servicing, process borrower payments and provide customer information over the Internet, accept electronic signatures and provide instant status updates. The intense competition in FCRM’s industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. The failure to acquire new technologies or technological solutions when necessary could limit FCRM’s ability to remain competitive in its industry and its ability to increase the cost-efficiencies of its servicing operation, which would harm FCRM’s business, results of operations and financial condition. Alternatively, adapting to technological changes in the industry to remain competitive may require FCRM to make significant and costly changes to its loan servicing and information systems, which could in turn increase operating costs.

If FCRM does not effectively manage changes and growth in its business, its financial performance could be harmed.

Changes in FCRM’s servicing business and future growth could require capital resources beyond what FCRM currently possess, which would place certain pressures on FCRM’s infrastructure. FCRM will need to continue to upgrade and expand its financial, operational and managerial systems and controls, particularly its servicing systems and resources. If FCRM does not manage the changes in its servicing business effectively, its expenses could increase, and FCRM’s business, liquidity and financial condition could be significantly harmed.

The inability to attract and retain qualified employees could significantly harm FCRM’s business.

FCRM continually needs to retain, attract, hire and successfully integrate qualified personnel, including certain servicing personnel that are able to satisfy licensing requirements under the SAFE Act to perform loan modifications (in those states where SAFE Act licensing is required for such activities), in an intensely competitive hiring environment in order to manage and operate FCRM’s business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If FCRM is unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, FCRM will be unable to effectively continue to service mortgage loans, which would harm FCRM’s business, results of operations and financial condition. Due to limited capital resources, FCRM may be unable to hire additional qualified personnel and retaining key employees could become more challenging.

An interruption in or breach of FCRM’s information systems may result in lost business and increased expenses.

FCRM relies heavily upon communications and information systems to conduct its business. Any failure, interruption or breach in security of or damage to FCRM’s information systems or the third-party information systems on which FCRM relies could cause FCRM to be noncompliant with its servicing and collection contracts and significant Federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of information systems could result in the loss of FCRM’s servicing and collection contracts, regulatory action and litigation against FCRM. FCRM cannot assure that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by FCRM or the third parties on which FCRM relies.

FCRM is exposed to the risk of environmental liabilities with respect to properties to which FCRM took title.

FCRM historically foreclosed on defaulted mortgage loans in its portfolio, taking title to the properties underlying those mortgages. By taking title, FCRM might be subject to environmental liabilities with respect to such properties and any remaining properties that FCRM has to reacquire pursuant to contracts with third parties. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on these properties during FCRM’s ownership or after a sale to a third party. Environmental defects can reduce the value of and make it more difficult to sell such properties, and FCRM may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. These costs could be substantial. If FCRM ever becomes subject to significant environmental liabilities, its business, financial condition, liquidity and results of operation could be materially and adversely affected. Although FCRM has not to date incurred any environmental liabilities in connection with real estate, there can be no assurance that FCRM will not incur any such liabilities in the future.

A loss of FCRM’s Chairman and President may adversely affect its operations.

Thomas J. Axon, the Chairman and President of FCRM, is responsible for making substantially all of the most significant policy and managerial decisions in FCRM’s business operations. These decisions are paramount to the success and future growth of FCRM’s servicing business. Mr. Axon is also the managing member of several of FCRM’s servicing clients and was instrumental in maintaining FCRM’s relationship with the Bank and retaining the servicing of loans sold by a trust of the Bank in the third and fourth quarters of 2010. A loss of the services of Mr. Axon could disrupt and adversely affect FCRM’s operations.

Adverse developments in general business, economic and political conditions could have a material adverse effect on FCRM’s financial condition and its results of operations.

FCRM’s business and operations are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. economy, both nationally and in the regions in which FCRM conducts its business.

A host of factors beyond FCRM’s control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on FCRM’s financial condition and its results of operations.

Failures in FCRM’s internal controls and disclosure controls and procedures could lead to material errors in FCRM’s financial statements and cause FCRM to fail to meet its reporting obligations.

Effective internal controls are necessary for FCRM to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute assurance that FCRM is providing reliable financial reports. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that FCRM’s controls will succeed in achieving their goals under all potential future conditions. If such controls fail to operate effectively, this may result in material errors in FCRM’s financial statements. Deficiencies in FCRM’s system of internal controls over financial reporting may require remediation, which could be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in FCRM’s financial statements, cause FCRM to fail to meet its reporting obligations, and expose FCRM to government investigation or legal action.

Risks Related to the Distribution

FCRM’s agreements with bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

FCRM provides servicing and collection services to related-party entities, the Bosco-entities, for the loans acquired by these entities, and FCRM’s accounting department performs tax, administrative and accounting services for the bankruptcy estate and liquidation manager of Franklin Holding. While FCRM believes that it services loans for the Bosco-entities subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry and performs services, which are limited in nature, for the bankruptcy estate and liquidation manager of Franklin Holding generally at cost, these agreements were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties. See Notes 10 and 12 to the Financial Statements.

If the Distribution is determined to be taxable for U.S. Federal income tax purposes, FCRM, its stockholders, and Franklin Holding could incur significant U.S. Federal income tax liabilities.

Franklin Holding has been advised by its tax professionals that the distribution of its entire interest in FCRM to Franklin Holding stockholders on a pro rata basis should qualify as a tax-free transaction to those stockholders under Section 355 of the Internal Revenue Code of 1986, as amended. If the distribution were to fail to qualify as a tax-free transaction, Franklin Holding would recognize gain equal to the excess of the fair market value of FCRM common stock distributed to Franklin Holding stockholders over Franklin Holding’s adjusted tax basis in FCRM stock. In addition, each Franklin Holding stockholder who received FCRM common stock in the distribution would be treated as having received a taxable distribution in an amount equal to the fair market value of such stock on the Distribution date. That Distribution would be taxable to the stockholder as a dividend to the extent of Franklin Holding’s current and accumulated earnings and profits, if any.

Certain adverse tax consequences could result from the Distribution of FCRM from Franklin Holding.

Pursuant to an initial out of court restructuring of Franklin Holding with the Bank in March 2009, Franklin Holding, at the request of the Bank, elected under Section 362(e) of the Internal Revenue Code to transfer the tax basis in mortgage loans transferred to the Bank, in the amount of approximately $1.1 billion, in exchange for assets in the Bank’s REIT, as a Section 351 tax-free transaction under the Internal Revenue Code. The liquidation of Franklin Holding, such as that which is to occur under the confirmed and effective prepackaged bankruptcy plan of reorganization of Franklin Holding, or an event with respect to which substantially all of the assets of the consolidated Franklin Holding are disposed of would trigger a taxable gain with insufficient offsetting net operating losses to offset the resulting tax liability. There can be no assurance that the consideration paid by FCRM for the distribution of Franklin Holding’s interest in FCRM to Franklin Holding stockholders under the confirmed and effective pre-packaged plan of reorganization of Franklin Holding, for the benefit of Franklin Holding’s creditors, including but not limited to the Internal Revenue Service, will be acceptable to the Internal Revenue Service or that the confirmed and effective prepackaged plan of reorganization of Franklin Holding will stop or preclude the Internal Revenue Service from seeking recovery against FCRM, which prior to September 23, 2010 was part of the consolidated Franklin Holding Federal income tax group.

FCRM must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

In order to preserve the tax-free treatment of the distribution of Franklin Holding’s interest in FCRM to Franklin Holding stockholders, Franklin Holding and FCRM are precluded from entering into a transaction whereby one or more persons acquire directly or indirectly a 50% greater ownership interest during a four-year period beginning on the date that is two years before the date of the distribution as part of a plan or series of related transactions that includes the distribution.

If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, FCRM may be required to file a notice or application in such states, which could delay or inhibit FCRM’s ability to conduct business in these states.

FCRM is subject to various state mortgage finance licensing laws and regulations, including the requirement to be licensed in order to engage in mortgage origination activities and to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Many states require the holder of mortgage lending, servicing or collection agency licenses to notify the applicable state regulator prior to undertaking a transaction that constitutes a change-in-control of the license holder. Other states require prior approval of a transaction that would result in a change-in-control. While FCRM does not believe that the Distribution constitutes a change-in-control for state licensing purposes and has notified state regulators of the distribution, if a state regulator disagrees with this conclusion, FCRM would be required (as has been the case already in three states) to file a change-in-control notice or application in such state, which possibly could delay or inhibit FCRM’s ability to do conduct business in such state for a period of time (although such has not been the case to date). Additionally, state regulators could take corrective action against FCRM, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for license renewal or a combination of the same, in which case FCRM’s business would be adversely affected.

FCRM may face potential successor liability.

As a former member of the Franklin Holding corporate family, FCRM may be subject to liability based on previous actions of Franklin Holding in the event that FCRM is found by a court of competent jurisdiction to share an identity of interest with Franklin Holding or to be a successor in interest to Franklin Holding. Such liability may arise in a number of circumstances, such as if a known creditor of Franklin Holding did not receive proper notice of the pendency of the bankruptcy case relating to Franklin Holding’s confirmed and effective prepackaged plan of reorganization or the deadline for filing claims therein; the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim; a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect; or FCRM is deemed liable for Franklin Holding’s tax liabilities under a Federal and/or state theory of successor liability. If FCRM should become subject to such successor liability, it could materially adversely affect FCRM’s business, financial condition and results of operations.

A receivable in the amount of $1,000,000, may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as FCRM.

FCRM has a receivable in the amount of $1,000,000, which is a source of indemnification for certain officers and directors of Franklin Holding, held by a trustee for a trust, to provide designated individuals with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by FCRM, FCRM has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and FCRM’s claim was treated as an allowed general unsecured claim under the confirmed and effective prepackaged plan of reorganization of Franklin Holding. FCRM has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. Should the receivable in the future be deemed uncollectible, certain of FCRM’s licenses to service loans would be in jeopardy due to net worth requirements (see above risk factor on obtaining and maintaining appropriate state licenses). The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, FCRM determined that the amounts recorded are appropriate and that the receivable will be collected in full.

There can be no assurance that there will be sufficient funds out of the bankruptcy estate of Franklin Holding to make a distribution to unsecured creditors such as FCRM.

Risks Related to FCRM’s Securities

Thomas J. Axon effectively controls FCRM, substantially reducing the influence of FCRM’s other stockholders.

Thomas J. Axon, FCRM’s Chairman and President beneficially owns approximately 56% of FCRM’s outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

•	the election of FCRM’s directors; and,

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

Furthermore, the members of the Board of Directors as a group (including Mr. Axon) beneficially own a substantial majority of FCRM’s outstanding common stock. As a result, FCRM’s other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, Mr. Axon’s influence and/or that of FCRM’s current board members could preclude any unsolicited acquisition of FCRM and consequently materially adversely affect the price of FCRM common stock.

FCRM shares of common stock are quoted on the OTC Markets, which may adversely impact the price and liquidity of the common stock and FCRM’s ability to raise capital in the future.

FCRM’s common stock is currently quoted by broker-dealers on the OTCQB Venture Marketplace tier of the OTC Markets, a centralized quotation service for over-the-counter securities and is subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy or sell FCRM common stock in the open market. In addition, this could materially adversely affect FCRM’s ability to raise capital in the future, and could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

In addition, since Mr. Axon controls more than 56% of the outstanding common stock of FCRM, the liquidity or float in FCRM generally will be limited, which could affect the ability to purchase or sell FCRM stock or the price of such purchases and sales.

FCRM’s organizational documents and Delaware law may make it harder for FCRM to be acquired without the consent and cooperation of its Board of Directors and management.

Several provisions of FCRM’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of FCRM common stock.

FCRM’s classified Board of Directors will make it more difficult for a person seeking to obtain control of FCRM to do so. Also, FCRM’s supermajority voting requirements may discourage or deter a person from attempting to obtain control of FCRM by making it more difficult to amend the provisions of FCRM’s certificate of incorporation to eliminate an anti-takeover effect or the protections they afford minority stockholders, and will make it more difficult for a stockholder or stockholder group to put pressure on FCRM’s Board of Directors to amend FCRM’s certificate of incorporation to facilitate a takeover attempt. In addition, under the terms of FCRM’s certificate of incorporation, FCRM’s Board of Directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by FCRM’s current Board of Directors.

FCRM’s quarterly operating results may fluctuate and cause FCRM’s stock price to decline.

Because of the nature of FCRM’s business, FCRM’s quarterly operating results may fluctuate as a result of any of the following:

•	the timing and amount of collections on loans that FCRM services;

•	the rate of delinquency, default, foreclosure and prepayment on the loans FCRM services;

•	FCRM’s inability to successfully increase its servicing of loans for third parties;

•	increases in operating expenses associated with the changes in FCRM’s business;

•	general economic and market conditions; and,

•	the effects of state and Federal tax, monetary and fiscal policies.

Many of these factors are beyond the control of FCRM, and FCRM cannot predict their potential effects on the price of FCRM common stock. FCRM cannot assure you that the market price of FCRM common stock will not fluctuate or decline.

In addition, FCRM experienced operating losses during the year ended December 31, 2012, and the three months ended December 31, 2012 principally due to reduced servicing fee revenues. If FCRM is not successful in attracting new servicing customers and growing revenue as a stand alone company, its net losses may continue to increase compared to prior periods, which could cause its stock price to decline.

There is a limited public market for FCRM common stock and FCRM’s stock price may experience volatility.

FCRM’s common stock is quoted by broker-dealers on the OTCQB Venture Marketplace tier of the OTC Markets. However, there can be no assurance that an active trading market for FCRM common stock will develop or be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in economic and other external factors may have a significant impact on the market price of FCRM’s common stock. Fluctuations or decreases in the trading price of FCRM common stock may adversely affect the liquidity of the trading market for FCRM common stock and FCRM’s ability to raise capital through future equity financing.

While FCRM currently qualifies as an “emerging growth company” under the JOBS Act, FCRM could lose that status, which could increase the costs and demands placed upon FCRM.

FCRM will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined under the Exchange Act, which would generally occur upon our attaining a public float of at least $700 million.

In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013 (however, “emerging growth companies” would still not be subject to such requirements on or after that effective date); and, have certain other decreased disclosure obligations in their SEC filings, including, among other items, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze FCRM’s results of operations, financial condition and financial prospects.

FCRM is an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like FCRM to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies (which are companies that are not considered to be an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million or, in the case the public float was zero, had annual revenues of less than $50 million as calculated under and as of the dates and periods set forth in the SEC’s Regulation S-K). As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by Section 404(b) of the Sarbanes-Oxley Act of 2002 and are also exempt from the requirement to submit “say-on-pay,” “say-on-pay frequency” and “say-on-parachute” votes to our stockholders, any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements, and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as FCRM is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. While as of the dates of the financial statements included in this Report on Form 10-K we have complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, our Financial Statements as included in this Annual Report on Form 10-K are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, did elect to delay the adoption of any future standards, and, therefore, in the future, FCRM’s Financial Statements may not be comparable with public company financial statements.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Risks Related to the Regulation of FCRM’s Industry

New legislation and regulations directed at curbing predatory lending and servicing practices could restrict FCRM’s ability to service non-prime residential mortgage loans, which could adversely impact FCRM’s earnings.

The Federal Home Ownership and Equity Protection Act (HOEPA) identifies a category of residential mortgage loans and subjects such loans to restrictions not applicable to other residential mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, which is based on the interest rate and certain finance charges, exceed specified levels. Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans that exceed certain cost parameters. These state and local laws generally have lower thresholds and broader prohibitions than under the federal law. The restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and originating loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the mortgaged property.

Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, would extend not only to FCRM, but to assignees, which may include warehouse lenders and whole-loan buyers, regardless of whether such assignee knew of or participated in the violation.

It was the policy of FCRM’s then subsidiary, Tribeca Lending Corp., not to originate loans that would be subject to HOEPA or similar state and local laws and not to purchase high cost loans that would have violated those laws. FCRM purchased loans that are covered by one of these laws, rules or regulations only if, in its judgment, a loan was made in accordance with FCRM’s strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If FCRM or its then subsidiary miscalculated the numerical thresholds described above, however, FCRM or its then subsidiary may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences. In a number of states, for example, state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of the loan product of the then subsidiary of FCRM, where the lending decision may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, FCRM or its then subsidiary sold a portion of its loans to third parties on a whole-loan, servicing-released basis.

Several states and municipalities have adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties. There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation.

On July 21, 2010, the Reform Act was signed into law. The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as FCRM, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high cost loans. Further, the Reform Act established new standards prohibiting creditors from making mortgage loans unless the creditor makes a good faith determination, based on verified and documented information, that at the time the loan was consummated the consumer had a reasonable ability to repay the loan (known as the “ability to repay” standards). Although these provisions are not self implementing, a new executive agency and consumer financial regulator, the Bureau of Consumer Financial Protection (CFPB), established in the Federal Reserve System under the Reform Act, has promulgated mortgage servicing rules and regulations that will enforce these requirements effective January 10, 2014. On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under Federal consumer financial laws, was transferred and consolidated into the CFPB. In February 2012, the CFPB announced that, in order to implement Reform Act provisions related to mortgage servicing, it would draft new mortgage servicing rules, which it issued on January 13, 2013, with an effective date of January 10, 2014.

The final mortgage servicing rules promulgated by the CFPB to implement certain sections of the Reform Act, effective January 10, 2014, include provisions relating to required periodic billing statements and disclosures, force-placed insurance requirements and notices, and required adjustable-rate mortgage interest rate adjustment notices. In addition, the mortgage servicing rules require servicers to make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, credit a full contractual payment to a borrower’s account as of the date of receipt and to send payoff balances by a certain deadline upon the written request of a borrower, comply with certain error resolution and information requests within designated time frames, establish reasonable information management and servicer personnel policies and procedures, maintain records relating to each mortgage and a mortgage servicing file containing certain specified documents and information, to assign ongoing contact personnel for delinquent borrowers and, to the extent loss mitigation options are offered to borrowers, implement loss mitigation procedures and comply with certain loss mitigation procedures and deadlines.

On January 10, 2013, the CFPB issued a final rule implementing the ability to repay standards. The final rule lays out ability-to-repay determinations through the consideration of eight general underwriting factors, but does not prescribe specific underwriting models. In addition, the rule sets forth the general requirements for qualified mortgages, including for lower-priced loans (meeting a 43% back-end DTI) that are afforded a rebuttable presumption. The rule will go into effect on January 14, 2014.

The Federal Reserve Board approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act, to protect consumers from unfair or deceptive home mortgage lending and advertising practices. Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.” Under these amendments, companies that service mortgage loans will be required to credit consumers’ loan payments as of the date of receipt. Further, the HOEPA amendments expand the types of loans subject to early disclosures. Previously, transaction-specific early disclosures were only required for purchase money mortgage loans. The early disclosures now are required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans. Under the Reform Act, HOEPA was revised to lower APR and point and fee triggers and expand coverage to purchase money mortgages. On January 10, 2013, as mandated by the Reform Act, the CFPB issued final rules effective January 10, 2004 that substantially lower the existing point and fee and annual percentage rate thresholds under HOEPA and implement additional restrictions on loans subject to HOEPA, including a pre-loan counseling requirement. Outside of HOEPA, the rules also impose other homeownership counseling related requirements under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA). All of these rules render lender compliance more burdensome.

Effective January 18, 2014, the CFPB issued final revised rules under the Equal Credit Opportunity Act (ECOA) that require a lender to provide a free copy of all written appraisals and valuations developed in connection with an application for a loan secured by a first lien on a dwelling and final rules under TILA that require, for “higher risk mortgages” (as defined under TILA), the subject written appraisal be based on a physical property visit of the interior of the property by the appraiser.

FCRM cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting FCRM’s business. FCRM is evaluating the potential impact of these initiatives on FCRM’s servicing practices and results of operations. As a result of these and other initiatives, FCRM is unable to predict whether Federal, state, or local authorities will require changes in FCRM’s servicing practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes could adversely affect FCRM’s profitability by significantly increasing its compliance costs, since FCRM is required to make such changes in response to voluminous new and amended laws, regulations and ordinances on a federal level and in states where FCRM services a significant amount of mortgage loans.

The broad scope of FCRM’s servicing and collection operations exposes FCRM to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the Federal, state and local levels.

Because FCRM services and collects on loans and it or its affiliates purchased and originated mortgage loans in all 50 states, FCRM must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of Federal laws and regulations. The volume of new or modified laws and regulations has substantially increased in recent years, and government agencies enforcing these laws, as well as the courts, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. Accordingly, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly FCRM’s policies, procedures and systems and train FCRM personnel effectively with respect to all of these laws and regulations, thereby potentially increasing FCRM’s exposure to the risks of noncompliance with these laws and regulations.

In summary, Federal, state and local governmental authorities have focused on the lending and servicing practices of mortgage companies to a significant extent, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.

FCRM’s failure to comply with this regulatory regimen can lead to:

•	civil and criminal liability, including potential monetary penalties;
•	loss of servicing and debt collection licenses or approved status required for continued business operations;
•	demands for indemnification or loan repurchases from purchasers of loans;
•	legal defenses causing delay and expense;
•	adverse effects on FCRM’s ability, as servicer or debt collector, to enforce loans;
•	the imposition of supervisory agreements and cease-and-desist orders;
•	the borrower having the right to rescind or cancel the loan transaction;
•	adverse publicity;
•	individual and class action lawsuits;
•	administrative enforcement actions;
•	damage to FCRM’s reputation in the industry; or,
•	the inability to obtain credit to fund FCRM’s operations.

Although FCRM has systems and procedures directed to compliance with these legal requirements and believes that it is in material compliance with all applicable Federal, state and local statutes, rules and regulations, FCRM cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render FCRM’s current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently, or may be interpreted infrequently or only recently and inconsistently. As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which FCRM is subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to FCRM’s compliance with applicable laws and regulations.

FCRM may be subject to fines or other penalties based upon the conduct of independent brokers of its then subsidiary.

Mortgage brokers that the then subsidiary of FCRM, Tribeca Lending Corp., utilized prior to November 2007 to source legacy mortgage originations, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly Federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, FCRM may be subject to fines or other penalties based upon the conduct of independent mortgage brokers utilized by its then subsidiary in the past.

FCRM is subject to reputation risks from negative publicity concerning the mortgage industry.

The mortgage industry in which FCRM operates may be subject to periodic negative publicity, which could damage FCRM’s reputation and adversely impact its servicing business.

Reputation risk, or the risk to FCRM’s business, earnings and capital from negative publicity, is inherent in FCRM’s industry. There is a perception that borrowers of loans may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on the services of mortgage companies, including FCRM (both past and present), thereby subjecting the industry and us to the possibility of periodic negative publicity.

FCRM may also be negatively impacted if another company in the mortgage industry or in a related industry engages in practices resulting in increased public attention to the industry. Negative publicity may also occur as a result of judicial inquiries and regulatory or governmental action with respect to the mortgage industry. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement actions by civil and criminal authorities. Additionally, negative publicity may increase FCRM’s cost of doing business and adversely affect its servicing operations by impeding its ability to attract and retain customers and employees.

During the past several years, the press has widely reported certain industry related concerns, including rising delinquencies, the tightening of credit and more recently, increasing litigation. Some of the litigation instituted against subprime lenders is being brought in the form of purported class actions by individuals or by state or Federal regulators or state attorneys general. The judicial climate in many states is such that the outcome of these cases is unpredictable. If FCRM is subject to increased litigation due to such negative publicity, it could have a material adverse impact on FCRM’s results of operations.

FCRM is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

The Federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on FCRM in connection with the collection, use and security of financial and other nonpublic information provided of borrowers. In addition, California and Vermont have enacted, and several other states are considering enacting, privacy or customer-information-security legislation with even more stringent requirements than those set forth in the Federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the Federal and state levels, FCRM expects to incur increased costs in its effort to be and remain in full compliance with these requirements. Nevertheless, despite its efforts FCRM will be subject to legal and reputational risks in connection with its collection, safeguarding, and use of customer information, and FCRM cannot assure you that it will not be subject to lawsuits or compliance actions under such state or Federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, FCRM’s compliance costs could substantially increase.

If many of the borrowers of the loans FCRM services become subject to the Servicemembers Civil Relief Act of 2003, FCRM’s cash flows and service fee income may be adversely affected.

Under the Servicemembers Civil Relief Act of 2003, or the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The Civil Relief Act as amended on July 30, 2008 by the Housing and Economic Recovery Act of 2008 and Helping Heroes Keep Their Homes Act of 2010 and, as extended, temporarily enhances protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2014, by extending the protection period and stay of proceedings from 90 days to nine months, until February 1, 2013, and one year, from February 2, 2013 to December 31, 2014, and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter. On October 13, 2010, the Veterans’ Benefits Act of 2010 became law, which allows for enforcement of the Civil Relief Act by the U.S. Attorney General and provides for a private right cause of action. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, FCRM’s cash flows and revenues may be adversely affected by compliance with this law.

Legislative action to provide mortgage relief may negatively impact FCRM’s business.

As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several Federal, state and local initiatives to restrict FCRM’s ability to foreclose and resell the property of a customer in default. Any restriction on FCRM’s ability to foreclose on a loan, any requirement that FCRM forego a portion of the amount otherwise due on a loan or any requirement that FCRM modify any original loan terms could negatively impact FCRM’s servicing business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to Federal bankruptcy laws, government investigations and calls for voluntary modifications of mortgages and a national servicing standard for servicing loan. Moreover, the Reform Act and the mortgage servicing rules to be implemented on January 10, 2014, state laws and regulatory requirements in certain states such as New York and North Carolina, recent bills introduced in Congress, a settlement involving servicing and foreclosure practices entered into between the Federal bank regulators and 14 servicers in April 2011, and a settlement with the five largest mortgage servicers, state attorneys general and Federal agencies on February 12, 2012, including a new homeowners bill of rights adopted in California, effective January 1, 2013, by its state attorney general in response to the settlement to apply to those mortgage servicers not covered by the settlement, indicate that new national standards for servicing and foreclosures are being implemented that will focus on, among other things, payment processing, billing statements, disclosures, loss mitigation protocols, having a single point of contact for borrowers, fees (including default fees, late charges and recoupment of third-party fees), force-placed insurance and insurance escrow accounts, maintenance of real estate owned or securing loans, and not foreclosing while a loan modification application is pending. Accordingly, FCRM’s compliance costs may materially increase, which in turn may adversely affect the results of operations of FCRM.

Congress, several states and municipalities have adopted legislation and ordinances and various administrative agencies have promulgated rules and regulations establishing new consumer protections governing loan servicing practices and foreclosure procedures. There are proposed and enacted laws and regulations providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. In addition, there are several Federal and state government initiatives, including HAMP under the Homeowner Affordability and Stability Plan, which seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. However, applicable servicing agreements, Federal tax law and accounting standards may limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. In particular, servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the note holders. Compliance with the code or principles must, therefore, conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of note holders to maximize returns on the loans, on the other.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On March 4, 2005, the Company entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices (the “25th Floor Premises”). Effective as of June 26, 2009, as a result of Lehman Brothers Holdings Inc.’s rejection of its lease under bankruptcy law, the 25th Floor Premises is now leased directly with 101 Hudson Leasing Associates. On July 27, 2005, the Company entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “37th Floor Premises”). On March 30, 2007, the Company entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately an additional 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “Expansion Premises”). The term of the combined lease with 101 Hudson Leasing Associates for the 25th Floor Premises, 37th Floor Premises and Expansion Premises is through December 31, 2013, with a base rent of $1,181,000 annually, payable in monthly installments of $98,000, until December 31, 2010, and thereafter a base rent of $1,597,000 annually, payable in monthly installments of $133,000.

At December 31, 2010, the 37th Floor Premises and the Expansion Premises were not being utilized and were marketed for sublet. At December 31, 2010, the remaining lease payments, net of estimated sublet payments (based on the Company’s estimate for subleasing the space), in the amount of $258,000 were accrued and non-usable leasehold improvements in the amount of $110,000 were written off.

In April 2011, the Company entered into a sublease for the 37th Floor Premises (6,856 square feet) for a term ending December 31, 2013 with a base rent of $158,000 annually, payable in monthly installments of $13,000.

In January 2012, the Company entered into a lease for approximately 5,877 square feet of condominium office space in New York City owned by the Company for a term ending in mid-February 2015 with a base rent of $204,000 annually, payable in monthly installments of $17,000, with annual rent escalations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material. In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 acquired mortgage loans (and its then subsidiary, Tribeca Lending Corp., originated mortgage loans) on a nationwide basis, the Company must comply and is required to comply with various state and Federal lending, servicing and debt collection laws, rules and regulations and the Company is routinely subject to investigations and inquiries by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. From the effective date of the Company’s Exchange Act registration statement, October 12, 2012, the Company’s common stock has been quoted by broker-dealers on the OTC Markets. The Company’s common stock at and from December 31, 2012 has been quoted on the OTCQB Venture Marketplace tier of the OTC Markets under the trading symbol FCRM. FCRM stock is listed for “unsolicited quotes only,” as prices reflect unsolicited customer orders and investors may have difficulty selling FCRM stock.

There is currently no history of bid prices for the common stock and the sales prices for the common stock on the OTCQB. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Prices indicated reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

	High		Low
Year Ended December 31, 2012:
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		0.36		0.26
Year Ended December 31, 2011:
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Holders. As of March 21, 2013, there were approximately 412 record holders of the Company’s common stock.

Dividend Policy. Franklin Credit has not paid cash dividends on its common stock and due to operating losses does not expect to pay a cash dividend in the future.

Securities Authorized for Issuance Under Compensation Plans. The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable because the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item1A. “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to Item 1A. “Risk Factors.”

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

General

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. The following management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements. These Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements.

Executive Summary

Effective October 12, 2012, upon the effectiveness of the Registration Statement, the Company continues to actively seek to (a) expand its servicing business to provide servicing and recovery services to third parties, particularly specialized collection services. Franklin Credit is a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans for third parties.

The Company had a net loss attributed to common stockholders of $3.1 million for the twelve months ended December 31, 2012, compared with a net loss of $1.3 million for the twelve months of 2011. The Company had a loss per common share for the twelve months ended December 31, 2012 of $0.31 on a basic and diluted basis, compared to a loss per common share of $0.13 on both a diluted and basic basis for the twelve months ended December 31, 2011. The Company had a net loss attributed to common stockholders of $877,000 for the fourth quarter of 2012.

The Company had stockholders’ equity of $8.6 million at December 31, 2012, or a book value per common share of $0.86. The Company had no borrowed funds outstanding at December 31, 2012.

Application of Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our Financial Statements. The following is a summary of the critical accounting policies believed by management to be those that require subjective and complex judgment that could potentially affect reported results of operations. Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time.

Fair Value Measurements – Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are described below.

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset of liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

•
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Fair values are initially valued based upon transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

Fair values for certain investments (Level 3 assets) are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. This category generally includes certain assets, such as certain private equity investments, where independent pricing information cannot be obtained for a significant portion of the underlying assets.

Revenue Recognition – The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”), which provides for revenue to be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, fees are fixed or determinable, and collectability is reasonably assured.

Income Taxes – The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal (consolidated with its former parent, Franklin Holding until September 23, 2010) and the state of New Jersey. The Company records income tax related interest and penalties, if applicable, in Collection, general and administrative expense.

Deferred tax assets are recognized for tax attributes such as net operating loss carryforwards. The company has established valuation allowances that fully reserves for all deferred tax assets that management determined were more likely than not to be realized.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Company, and have been or will be adopted by the Company, is included in Note 2 in “Notes to Financial Statements – Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements at December 31, 2012.

Results of Operations

As of December 31, 2012, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated party. At December 31, 2012, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected. As of December 31, 2011, the Company had four significant servicing contracts to service residential mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III), and several relatively small pools of loans under recovery collection contracts for third parties.

At December 31, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of 41,000 loans representing $2.13 billion of unpaid principal balance (UPB). At December 31, 2012, approximately 32,100 loans were serviced for the Bosco-related entities.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.0 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 66% and 57% of the total servicing revenues earned during the years ended December 31, 2012 and 2011, respectively.

For a summary of Franklin’s servicing agreements with the Bosco entities, see Note 12 to the Financial Statements.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview. At December 31, 2012, the Company had total assets of $20.3 million and had stockholders’ equity of $8.6 million. Stockholders’ equity at December 31, 2011 was $14.0 million. The Company had a net loss before tax of $3.1 million for the twelve months ended December 31, 2012, compared with a net loss before tax of $1.3 million for the twelve months ended December 31, 2011. Revenues decreased by $3.3 million to $10.2 million for the twelve months ended December 31, 2012, from $13.4 million for the twelve months ended December 31, 2011. The decrease in revenues and the resulting increased net loss for the year 2012 resulted principally from reduced servicing and collection fees earned and reduced due diligence and property inspection fees (included in Other income). The decline in servicing revenues was principally the result of reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, including the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. The Company’s revenues during the years ended December 31, 2012 and 2011 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the Bosco-related entities.

Revenues. Revenues decreased by $3.3 million to $10.2 million during the twelve months ended December 31, 2012, from $13.4 million during the same twelve-month period in 2011. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $2.1 million, or 18%, to $9.4 million during the twelve months ended December 31, 2012 from $11.5 million during the corresponding prior year. This decrease was principally the result of reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, which were not replaced with significant new servicing contracts. The decline in servicing fees was due to (i) a decline in the fees earned for servicing the portfolio for the Company’s significant unrelated client, which amounted to $2.8 million for the twelve months ended December 31, 2012 compared with $3.8 million for the year ended December 31, 2011, a decline of 26%, (ii) a decline in the fees earned for servicing the portfolio for the Company’s most significant Bosco-related entity, Bosco II, which amounted to $4.9 million for the twelve months ended December 31, 2012, compared with $5.4 million for the year ended December 31, 2011, a decline of 10%, and (iii) a decline in the fees earned for servicing the remaining portfolio of loans for certain subsidiaries of the Companies former parent company (Franklin Holding), which amounted to $10,000 for the twelve months ended December 31, 2012, compared with $170,000 for the year ended December 31, 2011. In addition, fees for processing loan modifications as a participant under the HAMP program declined by $155,000 during the twelve months ended December 31, 2012, from $295,000 for the twelve months ended December 31, 2011, and a non-recurring insurance premium rebate in the amount of $309,000 was received in 2011 (in the three months ended March 31, 2011). Servicing fees from the new servicing contracts entered into with Bosco II and Bosco V generally were not in place long enough to contribute meaningful revenues for the year ended December 31, 2012.

Other income (principally due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $1.2 million, or 62%, to $741,000 during the twelve months ended December 31, 2012 from approximately $2.0 million during the corresponding twelve months of 2011. This decrease was principally the result of reduced property inspection fees, due diligence fees and tax incentives aggregating approximately $1.2 million, and reduced management fees of $287,000 in the year ended December 31, 2012 for services provided to its then parent company, Franklin Holding, compared to $385,000 in such management fees in the year ended December 31, 2011. The management fees of approximately $82,000 charged in the year 2012 were for services provided by the Company to the bankruptcy estate of its former parent company, Franklin Holding. The Company received a grant from the state of New Jersey in the year 2011 in the amount of $196,000 related to the relocation of the Company’s operations to New Jersey in 2005. Property inspection revenues declined by $527,000 to $30,000 for the year ended December 31, 2012, as the most significant property inspection contracts were completed in 2011; and due diligences revenues declined by $459,000 to $271,000 during the year ended December 31, 2012, as the Company exited the due diligence services business in the second quarter of 2012. Partially offsetting these revenue declines in the twelve months ended December 31, 2012 was an increase of $237,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties (rental income in the year 2011 was $105,000).

Interest income increased by $4,700 to $21,600 during the twelve months ended December 31, 2012, as compared to $16,900 for the same twelve months in 2011. The increase in interest income principally reflected a higher interest rate earned on the average balance of short-term investments held in a money market account with the Bank.

Operating Expenses. Operating expenses decreased by $1.4 million, or 10%, to $13.3 million during the twelve months ended December 31, 2012 from $14.7 million during the same period in 2011. Total operating expenses include, collection, general and administrative expenses and depreciation expense.

Collection, general and administrative expenses decreased by $1.4 million, or 10%, to $13.0 million during the twelve months ended December 31, 2012, from $14.4 million during the corresponding period in 2011. Salary and employee benefits expenses decreased by $228,000, or approximately 3%, to $7.7 million during the year ended December 31, 2012 from the year ended December 31, 2011. The number of servicing employees increased to 71 at December 31, 2012, from 70 employees at December 31, 2011. Somewhat offsetting a $498,000 reduction in salary expenses was a $270,000 increase in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 99 employees at December 31, 2012, compared with 105 at December 31, 2011. Professional fees decreased by $296,000 during the twelve months ended December 31, 2012, from $1.1 million during the corresponding period in 2011, principally due to reduced outside legal fees. Total communications and technology costs decreased by $255,000 during the twelve months ended December 31, 2012, from $1.1 million during the corresponding period in 2011 principally due to the absence of computer modeling fees incurred with a third-party service provider during the twelve months ended December 31, 2012, compared with $66,000 of such fees incurred in the twelve months ended December 31, 2011. All other Collection, general and administrative expenses, including facilities costs, decreased by $664,000, or 16%, during the twelve months ended December 31, 2012, from the twelve months ended December 31, 2011. Contract underwriter and property inspection costs decreased by an aggregate $498,000 during the twelve months ended December 31, 2012, to $96,000 from $594,000 in the prior year, principally due to a decrease in the volume of both property inspection and due diligence services provided to third parties. The most significant property inspection contracts were completed in 2011. Also, the Company exited the due diligence services business during the second quarter of 2012. Various other general and administrative expenses decreased by approximately $165,000 during the twelve months ended December 31, 2012, principally as a result of generally reduced operating costs throughout the company. These reductions were somewhat offset by an increase in corporate insurance costs and third-party servicing costs for lock box services of approximately $32,000.

Depreciation expenses decreased by $14,000, or 4%, to $302,000 in the twelve months of 2012, compared with the twelve months of 2011. This decrease during the year ended December 31, 2012 was principally due to fully depreciated assets during the past two years.

Pre-tax loss for the year ended December 31, 2012 increased by $1.8 million to a net loss of $3.1 million, from a pre-tax loss of $1.3 million during the year ended December 31, 2011, for the reasons set forth above.

The Company recorded a state tax benefit of $49,000 during 2012, which is the result of a reversal of a prior period state tax provision that was determined to be no longer needed. The Company did not record any other tax provisions during either the years ended December 31, 2012 or December 31, 2011.

Liquidity and Capital Resources

General

As of December 31, 2012, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Licensing Credit Agreement, the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, secured by cash collateral of $7.5 million. At December 31, 2012, there was no debt outstanding under the revolving line and approximately $4.4 million of letters of credit issued under the letter of credit facility with the Bank. The Licensing Credit Agreement expires on March 31, 2014. See Note 8 to the Financial Statements.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At December 31, 2012, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents the ability to obtain adequate funding to meet the Company’s financial obligations. The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties. At December 31, 2012, the Company had restricted cash of $15.4 million compared with $19.0 million at December 31, 2011. Included in Restricted cash at December 31, 2012 and December 31, 2011 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $7.9 million and $11.5 million, respectively. Also, included in Restricted cash at both December 31, 2012 and December 31, 2011 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 8 to the Financial Statements.

Restricted cash of $15.4 million and $19.0 million, respectively, at December 31, 2012 and 2011 was restricted under the Company’s servicing agreements with third parties.

Net cash used in operating activities was $2.9 million during the twelve months ended December 31, 2012 compared to $140,000 in net cash provided during the twelve months ended December 31, 2011. The decrease in net cash provided, or additional cash used, was due to the increase in the net loss during the twelve months ended December 31, 2012 in the amount of $1.8 million and non-dividend distributions to Franklin Holding (the Company’s former parent company) in the amount of $880,000, principally reflecting the expenses paid by the Company on behalf of Franklin Holding and its subsidiary companies, until August 10, 2012, during the twelve-month period ended December 31, 2012 for services provided to those companies, which were deemed uncollectible. Somewhat offsetting these decreases in net cash provided, or additional cash used, was $770,000 in aggregate net cash provided by the reduction in Receivables, Other assets and Accrued expenses and other current liabilities.

Net cash used in investing activities was $817,000 in the year ended December 31, 2012, compared to $47,000 of net cash used in the year ended December 31, 2011. The increase in net cash used in investing activities during the year ended December 31, 2012 was due principally to a $1.5 million investment in Bosco VI in May 2012 (for the purchase of a pool of loans acquired by Bosco VI, which the Company services for Bosco VI), less a payment of $750,000 by Mr. Axon for 50% of the Company’s then membership interests in Bosco VI, effective December 20, 2012. See Note 12 to the Financial Statements.

Net cash used in financing activities during the twelve months ended December 31, 2012 was $342,000. The net cash used for financing activities during the twelve months ended December 31, 2012 was due to consideration paid for the distribution of all the common shares of FCRM held by Franklin Holding as required under its prepackaged plan of reorganization, which included an initial cash payment of $250,000 to the bankruptcy estate of Franklin Holding and payments on the note payable to the bankruptcy estate of Franklin Holding in the amount of $92,000. There were no such payments made in the prior year.

Borrowings

At December 31, 2012, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 8 to the Financial Statements.

Safe Harbor Statement

Statements contained herein and in FCRM’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of FCRM within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). This information may involve known and unknown risks, uncertainties and other factors which may cause FCRM’s actual results, performance or achievements to be materially different from FCRM’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe FCRM’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. FCRM’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) FCRM’s ability to profitably build upon its current servicing and collection business; (iii) FCRM’s relations with its lender; (iv) FCRM’s ability to obtain renewals of its credit agreement or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by FCRM on a fee-paying basis; (vi) changes in the statutes or regulations applicable to FCRM’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of FCRM’s regulatory compliance and regulatory audits; (viii) the risk that legal proceedings could be brought against FCRM which could adversely affect its financial results; (ix) FCRM’s ability to adapt to and implement technological changes; (x) FCRM’s ability to attract and retain qualified employees; (xi) FCRM’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in FCRM’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) FCRM’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of FCRM common stock by its former parent company (Franklin Holding); and, (xv) other risks that will be detailed from time to time in FCRM’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in FCRM’s filings with the SEC, including, but not limited to, those factors discussed under the caption “Risk Factors,” which FCRM urges its investors to consider. FCRM undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. FCRM undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties, and changes in corporate tax rates. A material change in these rates or risks could adversely affect our operating results and cash flows.

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

Interest Rate Risk

As of December 31, 2012, the Company had no borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chairman and Principal Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chairman and Principal Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and the Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

With the participation of the Principal Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all of its officers, directors and employees (including the Company’s Principal Executive Officer and the Chief Financial Officer). The Code is available on the Company’s website at www.franklincredit.com through the Franklin Credit Management Corporation Investor Relations link. In the event that there are any amendments to or waivers from any provision of the Code that require disclosure under Item 5.05 of Form 8-K, the Company intends to satisfy these disclosure requirements by posting such information on its website, as permitted by Item 5.05(c) of Form 8-K.

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2013, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2013, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2012, there were no equity securities authorized for issuance or issued to the Company’s management or its Directors. A maximum of 1.5 million shares of common stock are available for grants pursuant to awards under the Company’s Stock Incentive Plan. The maximum number of shares of common stock with respect to which any one employee of the Company, or an affiliate, may be granted awards during any one calendar year is 225,000 shares.

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2013, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2013, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2013, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of Form 10-K:

(1)	Financial Statements. The financial statements required by Item 8 are included herein, beginning on page F-2 of this report.

(2)	Financial Statement Schedules. The financial statement schedules required by Item 8 are included in the financial statements (or are either not applicable or not significant).

(3)	Exhibits.

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Franklin Credit Management Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

3.2
Amended and Restated Bylaws of Franklin Credit Management Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

4.1(†)
Franklin Credit Management Corporation 2012 Stock Incentive Plan. Incorporated by reference to Registrant’s Registration Statement on Amendment No. 1 to Form 10, filed with the Commission on September 18, 2012, as amended.

4.2(†)	Form of Incentive Stock Option Agreement. Incorporated by reference to Registrant’s Registration Statement on Form S-8, filed with the Commission on October 16, 2012.
4.3(†)	Form of Nonqualified Stock Option Agreement. Incorporated by reference to Registrant’s Registration Statement on Form S-8, filed with the Commission on October 16, 2012.
10.1(†)
Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.2
Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.3	Franklin Credit Management Corporation 2012 Stock Incentive Plan. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.
10.4
Loan Servicing Agreement, dated May 28, 2008, by and between Franklin Credit Management Corporation and Bosco Credit LLC (portions of this exhibit have been omitted and separately filed with the Commission, which granted a request for confidential treatment on September 28, 2008. Franklin Credit Management Corporation File No. 0-17771 CF#22552). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.5
Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and Paul Colasono. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.6
First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.7
Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.8
Amended and Restated Security Agreement (Licensing), dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.9
Second Amendment to Loan Servicing Agreement, dated October 29, 2009, by and between Franklin Credit Management Corporation and Bosco Credit LLC (portions of this exhibit have been omitted and separately filed with the Commission, which granted a request for confidential treatment on December 7, 2009. Franklin Credit Holding Corporation File No. 000-17771 CF#24428). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.10
Amendment No. 1 to Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 26, 2010. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.11
Amendment No. 2 to the Amended and Restated Credit Agreement (Licensing), dated as of July 20, 2010, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank (as Administrative Agent and Issuing Bank) and an affiliate of the Bank, Huntington Finance, LLC as Lender and Risk Participant. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.12
Loan Servicing Agreement, entered into on July 20, 2010 but dated and effective July 1, 2010, (portions of this exhibit have been omitted and were separately filed with the Commission, which granted a request for confidential treatment on September 21, 2010. Franklin Credit Holding Corporation File No. 000-17771 CF#25434). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.13
Amendment No. 3 to the Amended and Restated Credit Agreement (Licensing), dated September 22, 2010, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.14
Release, Cancellation and Discharge of Limited Recourse Guaranty of Franklin Credit Management Corporation dated September 22, 2010. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.15
Loan Servicing Agreement, entered into on September 22, 2010, effective September 1, 2010 by and between Franklin Credit Management Corporation and Bosco Credit II, LLC (portions of this exhibit have been omitted and were separately filed with the Commission, which granted a request for confidential treatment on October 21, 2010. Franklin Credit Holding Corporation File No. 000-17771 CF#25772). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.16
Deferred Payment Agreement, dated September 22, 2010, by and among The Huntington National Bank, as Administrative Agent under the Legacy Credit Agreement, Franklin Credit Management Corporation and Thomas J. Axon. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.17
Limited Waiver, dated as of March 28, 2011, by and among The Huntington National Bank, as Administrative Agent, Franklin Credit Holding Corporation and Franklin Credit Management Corporation, under the Amended and Restated Credit Agreement (Licensing) dated as of March 31, 2009, as amended. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.18
Amendment No. 4 to the Amended and Restated Credit Agreement (Licensing), dated May 23, 2011, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.19
Amendment No. 5 to the Amended and Restated Credit Agreement (Licensing) entered into on June 4, 2012 by and among Franklin Credit Holding Corporation, Franklin Credit Management Corporation, The Huntington National Bank, and Huntington Finance LLC. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.20
Terms Agreement, dated February 8, 2012, by and between Franklin Credit Management Corporation and Bosco Credit II Trust Series 2010-1 (portions of this exhibit have been omitted and were separately filed with the Commission, which granted a request for confidential treatment on May 3, 2012. Franklin Credit Holding Corporation File No. 000-17771 CF#27896). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.21
Loan Servicing Agreement, dated and made effective as of November 19, 2010, by and between Bosco Credit II Trust Series 2010-1 and Franklin Credit Management Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.22
Amendment No. 1 to the Lease, dated March 30, 2007, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.23
Amendment No. 2 to the Lease, dated May 23, 2007, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.24
Liquidation Manager Agreement between Franklin Credit Holding Corporation and Kevin Gildea. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.25
Promissory Note of Franklin Credit Management Corporation made payable to Franklin Credit Holding Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.26	Guaranty of Thomas J. Axon. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.
10.27
Amendment No. 6 to the Amended and Restated Credit Agreement (Licensing) entered into on February 14, 2013 by and among the Registrant, The Huntington National Bank, and Huntington Finance LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 14, 2013.

14.1	Code of Ethics. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.
99.1
Disclosure Statement Soliciting Acceptances of Prepackaged Plan of Reorganization of Franklin Credit Holding Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.2
First Amended Prepackaged Plan of Reorganization of Franklin Credit Holding Corporation dated July 3, 2012 filed with the United States Bankruptcy Court for the District of New Jersey. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.3
United States Bankruptcy Court for the District of New Jersey’s Findings of Fact, Conclusions of Law and Order which in part confirmed and amended the First Amended Prepackaged Plan of Reorganization of Franklin Credit Holding Corporation entered on July 18, 2012. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.4
Definitive Information Statement of Registrant, dated October 12, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2012.

99.5*	Bosco Credit VI, LLC Membership Interests Purchase Agreement by and between the Registrant and Thomas J. Axon and Assignment, dated December 20, 2012.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Filed herewith.
**
XBRL (Extensible Business Reporting language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

(†)	Management contracts or compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2013	FRANKLIN CREDIT MANAGEMENT CORPORATION

	By:	/s/ THOMAS J. AXON
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON
Thomas J. Axon	President and Chairman of the Board	March 28, 2013
(Principal Executive Officer)

/s/ KIMBERLEY SHAW
Kimberley Shaw	Senior Vice President and Chief Financial Officer	March 28, 2013
(Principal Financial Officer)

/s/ MICHAEL BERTASH
Michael Bertash	Director	March 28, 2013

/s/ FRANK EVANS
Frank Evans	Director	March 28, 2013

/s/ STEVEN LEFKOWITZ
Steven Lefkowitz	Director	March 28, 2013

/s/ ALLAN R. LYONS
Allan R. Lyons	Director	March 28, 2013

FRANKLIN CREDIT MANAGEMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Franklin Credit Management Corporation

We have audited the accompanying balance sheets of Franklin Credit Management Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Credit Management Corporation, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
New York, NY
March 28, 2013

FRANKLIN CREDIT MANAGEMENT CORPORATION
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS	2012	2011
Cash and cash equivalents	$585,429	$4,654,011
Restricted cash	15,442,254	19,039,234
Investment in Bosco VI	749,718	—
Receivables	2,287,849	2,595,160
Building, furniture and equipment, net	535,433	769,873
Other assets	672,951	725,834
Total assets	$20,273,634	$27,784,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$7,918,763	$11,529,819
Note payable	1,016,583	—
Accrued expenses and other current liabilities	2,701,107	2,291,265
Total liabilities	11,636,453	13,821,084

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 3,000,000; issued – none	—	—
Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,403,736	10,642,714
Retained earnings	133,085	3,219,954
Total stockholders’ equity	8,637,181	13,963,028

Total liabilities and stockholders’ equity	$20,273,634	$27,784,112

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenues:
Servicing income	$9,398,427	$11,450,652
Other income	741,347	1,972,965
Interest income	21,577	16,915
Total revenues	10,161,351	13,440,532

Operating Expenses:
Collection, general and administrative	12,980,331	14,423,034
Interest	14,707	—
Depreciation	301,734	315,609
Total expenses	13,296,772	14,738,643

Net loss before provision for income taxes	(3,135,421)	(1,298,111)
Income tax benefit	(48,552)	—
Net loss	$(3,086,869)	$(1,298,111)

Net loss per common share
Basic and diluted	$(0.31)	$(0.13)

Weighted average number of shares
Outstanding, basic and diluted	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares	Common Amount	Additional Paid—in Capital	Retained Earnings	Total
BALANCE, JANUARY 1, 2011	10,035,093	$100,360	$11,254,737	$4,518,065	$15,873,162

Net (loss)	—	—	—	(1,298,111)	(1,298,111)
Non-dividend distributions – other	—	—	(612,023)	—	(612,023)

BALANCE, DECEMBER 31, 2011	10,035,993	$100,360	$10,642,714	$3,219,954	$13,963,028

Net (loss)	—	—	—	(3,086,869)	(3,086,869)
Non-dividend distribution – note payable(1)	—	—	(1,109,000)	—	(1,109,000)
Payment to bankruptcy estate(1)	—	—	(250,000)	—	(250,000)
Non-dividend distributions – other	—	—	(879,978)	—	(879,978)

BALANCE, DECEMBER 31, 2012	10,035,993	$100,360	$8,403,736	$133,085	$8,637,181
__________________

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

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,086,869)	$(1,298,111)
Changes in operating activities:
Depreciation	301,734	315,609
Non-dividend distributions – other	(879,978)	(612,023)
Changes in operating assets and liabilities:
Decrease in restricted cash	3,596,980	(4,225,298)
Receivables	307,311	1,093,200
Other assets	52,883	(38,525)
Accrued expenses and other current liabilities	409,842	679,394
Servicing liabilities	(3,611,056)	4,225,298
Net cash (used in)/provided by operating activities	(2,909,153)	139,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Bosco VI joint venture	(1,499,718)	—
Proceeds from sale of Investment in Bosco VI joint venture	750,000	—
Purchase of equipment, furniture and fixtures	(67,294)	(47,330)
Net cash (used in) investing activities	(817,012)	(47,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of note payable	(92,417)	—
Payment to the bankruptcy estate	(250,000)	—
Net cash (used in) financing activities	(342,417)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,068,582)	92,214
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,654,011	4,561,797
CASH AND CASH EQUIVALENTS, END OF YEAR	$585,429	$4,654,011

SUPPLEMENTAL DISCLOSURE
Non-cash investing and financing activities:
Non-dividend distribution – note payable	$1,109,000	$—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	BASIS OF PRESENTATION AND BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”); and, references to the “Bank” and “Huntington” refer to The Huntington National Bank; the “Licensing Credit Agreement” refers to the Company’s credit facility with the Bank; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

On August 10, 2012 (the “Distribution Date”), eighty percent (80%) of the outstanding common stock of FCRM, representing all of the outstanding common stock of FCRM held by its former parent company, Franklin Credit Holding Corporation (“Franklin Holding”), had been distributed to holders of the common stock of Franklin Holding as of August 2, 2012 (the “Record Date”) pursuant to Franklin Holding’s confirmed and effective prepackaged plan of bankruptcy reorganization (the “Prepackaged Plan”). As consideration for the distribution of FCRM common stock to stockholders of Franklin Holding (the “Distribution”), FCRM paid the bankruptcy estate of Franklin Holding $250,000 in cash on the Distribution Date and executed a note for $1,109,000 on the Record Date payable, in monthly installments commencing on September 1, 2012, over a period of five years (plus interest at the rate of 3.25% per annum). The aggregate of these amounts, $1,359,000, represented the fair market value of FCRM as of December 31, 2011, as determined by an independent third-party appraiser.

The registration statement of the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) on August 13, 2012, to register the common stock of FCRM, became effective on October 12, 2012 (the “Registration Statement”). On October 16, 2012, the Company received notification from the SEC that the review of its Registration Statement had been completed. Accordingly, FCRM became an independent publicly held reporting company under the Exchange Act, and FCRM at December 31, 2012 had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of FCRM, holds approximately 56% of the common stock as of December 31, 2012.

Description of the Company’s Business

The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing, for third parties.

At December 31, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of 41,000 loans representing $2.13 billion of unpaid principal balance (“UPB”). Approximately 81% of the portfolio of residential mortgage loans (based on UPB) serviced for other entities consisted of second-lien loans.

At December 31, 2012 and 2011, approximately 32,100 and 21,600 loans, respectively, were serviced for the Bosco-related entities. The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 75% and 61%, respectively, of the unpaid principal balance (78% and 70%, respectively, of the number of loans) of the total unpaid principal balance of loans serviced at December 31, 2012 and 2011. Bosco II is the Company’s largest servicing client. See Notes 10 and 12.

Basis of Presentation

The Financial Statements include all normal and recurring adjustments that management believes necessary for a fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates and credit exposure related to the loans the Company services for third parties, useful lives of fixed assets and allowance for income taxes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur that could cause actual results to differ materially.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification – During the year ended December 31, 2012, the Company changed the presentation of its Statements of Operations in order to more clearly present the income from providing specialized servicing and collection services for third parties by separating servicing fees and other income into two classifications, Servicing fees and Other income. As a result, the Statements of Operations for the year ended December 31, 2011 has been changed to conform to the current presentation.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.

Net Loss Per Share – Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the year ended December 31, 2012 or 2011.

Cash and Cash Equivalents – Cash and cash equivalents includes cash and certificates of deposit with original maturities of three months or less (when purchased), with the exception of restricted cash, which is reported separately on the balance sheet. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Restricted Cash – Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Bank of $7.5 million, under the Licensing Credit Agreement (secured by a first-priority lien) with Franklin and Franklin Holding and a credit agreement (secured by a second-priority lien) with subsidiaries of Franklin Holding (but not the Company or Franklin Holding) that matured on March 31, 2012. The rights and remedies of the Bank with respect to the cash collateral of $7.5 million as a result of that matured credit agreement are subject to a forbearance agreement until March 31, 2014. See Note 8.

Fair Value Measurements – Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2012 and 2011, the Company had no instruments that required fair value measurement, with the exception of Cash and cash equivalents and Restricted cash.

Building, Furniture and Equipment – Building, furniture and equipment, including leasehold improvements, is recorded at cost net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Maintenance and repairs are expensed as incurred.

Income Taxes – Income taxes are accounted for under ASC Topic 740, Accounting for Income Taxes (“Topic 740”), which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future years. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.

Revenue Recognition – The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”), which provides for revenue to be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, fees are fixed or determinable, and collectability is reasonably assured.

Servicing Fees – Servicing fees consist of fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as, late charges, prepayment penalties, and other miscellaneous servicing-related income. Servicing fees are recognized principally on an accrual basis.

Other Income – Other income consists of due diligence and other fees, such as property site visits for loans in various stages of delinquency and foreclosure, for services provided to third parties, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties. Revenues included in Other income are recognized principally on an accrual basis.

Fair Value of Financial Instruments – ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments at December 31, 2012 and 2011 (Cash, Restricted cash, Accrued interest receivable, Other receivables, Accounts payable and Accrued expenses) were the carrying values reported in the balance sheets, which represented reasonable estimates of fair value.

Servicing Liabilities – Servicing liabilities consist of principal, interest, taxes and other payments collected from providing servicing, collection and recovery service to third-party clients.

Recent Accounting Pronouncements – There are no recent accounting pronouncements that would be expected to have a material impact on the Company’s financial position or results of operations.

3.	RESTRICTED CASH

Included in Restricted cash at December 31, 2012 and 2011 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $7.9 million and $11.5 million, respectively. Also included in Restricted cash at both December 31, 2012 and 2011 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien).

4.	INVESTMENT IN BOSCO VI

At December 31, 2012, the Company had a $750,000 investment interest and a 16.09% membership interest in Bosco VI, with Mr. Axon holding the remaining membership interest in Bosco VI.

In May 2012, Franklin Credit participated in a joint venture with Bosco VI, a related party, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate lien loans with an unpaid principal balance of approximately $100.8 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000 with a term of three years. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans, and its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred until the Loan is paid in full. See Notes 12 and 17.

In order to invest in Bosco VI, Mr. Axon personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at December 31, 2012 was $240,000.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. At December 31, 2012, the Company had deferred servicing fees from Bosco VI in the aggregate amount of $101,000. See Note 12.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s membership interests in Bosco VI for $750,000. Following the membership interest purchase, at December 31, 2012, the Company’s membership interest in Bosco VI is 16.09% and its outstanding capital contribution is $750,000. The loan to Mr. Axon by a third-party lender, secured in part by the mortgage granted by the Company on Unit 6 in exchange for a membership interest in Bosco VI, at December 31, 2012 is outstanding. See Notes 12 and 17.

The Company will recognize earnings on its investment on the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI.

5.	RECEIVABLES

Receivables at December 31, 2012 and 2011 consisted of:

	December 31, 2012	December 31, 2011
Third-party servicing fees and expenses	$482,780	$619,091
Due from affiliates	81,731	160,000
Servicing fees and expenses due from Bosco-related entities	723,338	757,219
Other receivables	1,000,000	1,058,850
	$2,287,849	$2,595,160

Other receivables at December 31, 2012 and 2011 consisted principally of funds, as a source of indemnification for certain officers and directors of Franklin Holding (the former parent company of Franklin), held by a trustee for a trust, to provide designated individuals with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by Franklin, Franklin has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and Franklin’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan. Franklin has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, Franklin determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the Prepackaged Plan), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan.

Due from affiliates of $82,000 at December 31, 2012 represented internal and external costs incurred by the Company on behalf of the bankruptcy estate of its former parent company, Franklin Holding. See Note 7.

6.	BUILDING, FURNITURE AND EQUIPMENT, NET

At December 31, 2012 and 2011, building, furniture and equipment, net consisted of the following:

	2012	2011
Building and improvements	$2,240,514	$2,180,827
Furniture and equipment	1,715,532	1,707,925
	3,956,046	3,888,752

Less accumulated depreciation	(3,420,613)	(3,118,879)
	$535,433	$769,873

Depreciation expenses amounted to $302,000 and $317,000 in the twelve months of 2012 and 2011, respectively.

Included in Building and improvements were two properties owned by the Company, its commercial condominium office space in New York City (Unit 6) and a residential cooperative apartment unit in New York City with an aggregate net carrying value of $350,000.

In order to induce a third-party lender to make a loan to Mr. Axon for his investment in Bosco VI, the Company assigned to the third-party lender its rights to its office condominium premises in a condominium building located in downtown New York City (Unit 6) in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at December 31, 2012 was $240,000. See Note 4.

7.	NOTE PAYABLE

As consideration for the distribution on August 10, 2012 of all of the common shares of the Company held by its former parent company, Franklin Holding, and as required under Franklin Holding’s Prepackaged Plan, (i) on August 2, 2012, the Company executed a promissory note in the amount of $1,109,000 payable in monthly installments over a period of five years at an interest rate of 3.25% per annum (the “Note”), which is guaranteed by Thomas J. Axon, the Chairman and President of Franklin Credit, and (ii) on August 10, 2012, the Company made a cash payment of $250,000 (the “Cash Payment”) to the bankruptcy estate of Franklin Holding. The Note and Cash Payment (the aggregate amount of which represents the market value as determined by an independent third-party valuation firm) are to be used to pay the expenses, allowed administrative claims, and other additional costs of winding down Franklin Holding and its bankruptcy estate under the terms of the Franklin Holding’s Prepackaged Plan.

For the term of the Note, on the first day of each month, which began September 1, 2012, the Company pays to the bankruptcy estate of Franklin Holding $18,483 per month, plus interest of 3.25% calculated on the outstanding Note balance at the close of the prior month, based on a 360-day year multiplied by the actual number of days elapsed each month. The Company may prepay the principal due on the Note without penalty. If payments are not made on time, there is a late charge of five cents ($0.05) for each dollar ($1.00) of the delinquent payment. The default interest rate for the Note in an event of default (as defined in the Note) would be 8.25%. The representations, warranties and covenants of the Company, which are contained in the Note, are typical for agreements of that type.

At December 31, 2012, the Company had approximately $1.0 million outstanding under this note payable.

8.	FINANCING AGREEMENT

The Company has available credit under a credit facility with the Bank (the “Licensing Credit Agreement”), which includes a revolving loan facility of $1 million and a $6.5 million letter of credit facility, both of which are secured by cash collateral in the amount of $7.5 million. The Licensing Credit Agreement expires on March 31, 2014. In addition, the Bank has a second-priority lien granted by subsidiaries of Franklin Holding on the $7.5 million in cash collateral through a credit agreement with those entities that matured on March 31, 2012. The rights and remedies of the Bank with respect to the cash collateral of $7.5 million as a result of that matured credit agreement and the bankruptcy filing of Franklin Holding are subject to a forbearance agreement until March 31, 2014. See Note 17.

At December 31, 2012 and 2011, the Company had no debt outstanding under the revolving line; and, at December 31, 2012, the Company had approximately $4.4 million of letters of credit issued under the letter of credit facility.

9.	INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current (benefit)/provision:
Federal	$—	$—
State and local	(48,552)	—
Total provision	$(48,552)	$—

Reconciliation between the expected Federal income tax expense using the federal statutory rate of 34% to the Company’s actual income tax expense and resulting tax rate for 2012 and 2011 is presented in the following table.

	2012		2011
	Amount	Rate	Amount	Rate
Tax determined by applying U.S. statutory rate to income	$(1,066,043)	34.0%	$(441,358)	(34.0)%
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(210,847)	6.72%	(85,685)	(6.60)%
Increase in valuation allowance	1,400,018	(44.65)%	518,465	39.94%
Basis adjustment
Change in tax estimate	(48,552)	1.55%	—	—
Other	(138,289)	4.41%
Non-deductible expenses	15,161	(0.48)%	8,578	0.66%
	$(48,552)	40.24%	$—	—

During 2012 and 2011, the Company performed a reconciliation of its estimated income tax provision to income tax returns filed for 2011 and 2010, which resulted in the recording of the deferred tax asset and corresponding valuation allowance. The Company recorded a State tax benefit of $48,552, which was the reversal of a prior period tax accrual that was determined to be no longer needed. The Company did not record a Federal tax provision in the years ended 2012 and 2011 due to net losses in both years. Because the Company had a net loss in the year ended December 31, 2012 and December 31, 2011, the Company did not owe any Federal income or state income tax for the years 2012 and 2011.

The Company records interest and penalties, if applicable, in Collection, general and administrative expense; interest and penalties recorded during the years ended December 31, 2012 and 2011 were not material. As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be recorded.

The tax effects of temporary differences that gave rise to a deferred income tax asset at December 31, 2012 and 2011 are presented below:

	2012	2011
Accrued expenses	$81,139	$—
Net operating loss carryforwards	1,614,357	632,683
Fixed assets	635,695	348,258
Charitable contributions	49,768	—
Valuation allowance	(2,380,959)	(980,941)
Net deferred tax asset	$—	$—

The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal (consolidated with its parent company, Franklin Holding, until September 23, 2010), which remains subject to examination from and including the years 2009 to 2011 and New Jersey which remains subject to examination from and including the years 2008 to 2011. The Company is currently under examination by the state of New Jersey for tax years 2008 through 2011. The Company expects the examination to conclude by the end of the first quarter 2013. The Company is not under any other examination by any other taxing authorities.

As of December 31, 2012, the Company had tax net operating loss carryforward with the state of New Jersey totaling approximately $3.8 million. As of December 31, 2012, the Company had a Federal tax net operating loss carryforward of approximately $4.1 million. The net operating loss carryforwards expire in various years beginning in 2018 through 2031.

In connection with the filing of its 2010 Federal income tax return, Franklin Holding in September 2011 determined that FCRM did not remain eligible to be included in Franklin Holding’s Federal income tax return. Accordingly, in 2011, the Company filed a separate Federal income tax return for the period September 23, 2010 through December 31, 2010; the Company was included in the consolidated Federal tax return of its parent company, Franklin Holding, for the period January 1, 2010 through September 22, 2010.

10.	CERTAIN CONCENTRATIONS

Third-Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of December 31, 2012, were heavily concentrated with loans serviced for related parties. As of December 31, 2012, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At December 31, 2012, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At December 31, 2012 and 2011, the Company serviced and provided recovery collection services on a total population of approximately 32,100 loans (approximately 78% of the total loans serviced), with approximately $1.6 billion of unpaid principal balance, for the Bosco-related entities.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2012:

Location	December 31, 2012
California	24.47%
Florida	11.79%
New York	7.98%
New Jersey	5.15%
Texas	4.96%
Illinois	3.68%
Nevada	3.25%
Georgia	2.99%
Maryland	2.89%
Virginia	2.79%
All Others	30.05%
Total	100.00%

Financing – All of the Company’s available credit facility is with one financial institution, Huntington.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases – During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued expenses (in the amount of $247,000 for each of the years 2012 and 2011), which is included in Accounts payable and accrued expenses on the Company’s balance sheets. The Company’s aggregate rent expenses for both 2012 and 2011 amounted to $1,350,000.

The combined future minimum lease payments as of December 31, 2012 are as follows:

Year Ended	Amount
2013	$1,597,107
$1,597,107

Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments of the Company’s office equipment as of December 31, 2012 are as follows:

Year Ended	Amount
2013	$59,937
2014	48,824
Thereafter	3,766
$112,527

In April 2011, the Company subleased (rental income) a portion of its unused office space (6,856 square feet) for a term ending December 31, 2013 with a base rent of $158,000 annually, payable in monthly installments of $13,000.

In January 2012, the Company leased (rental income) approximately 5,877 square feet of its condominium office space in New York City for a term ending in mid-February 2015 with a base rent of $204,000 annually, payable in monthly installments of $17,000, with annual rent escalations.

Note Payable – As consideration for the distribution on August 10, 2012 of all of the common shares of the Company held by its former parent company, Franklin Holding, on August 2, 2012, the Company executed a promissory note in the amount of $1,109,000 payable in monthly installments over a period of five years at an interest rate of 3.25% per annum. Under the terms of the promissory note, the Company will make annual payments as follows:

Year Ended	Amount
2013	$251,932
2014	244,624
2015	237,314
2016	230,036
2017	130,792
$1,094,698

Included in the above payments is interest of approximately $78,000 for the term of the promissory note. See Note 7.

Legal Actions – The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.

Deferred Payment Agreement with Bank – In September 2010, a deferred payment agreement was entered into with the Bank (the “Deferred Payment Agreement”). Pursuant to the Deferred Payment Agreement, FCRM paid the Bank $4 million in cash and agreed to further pay to the Bank 10% of any monetizing transactions of FCMC, less $4 million, from FCMC. Monetizing transactions include additional contributions to the capital of FCMC, the sale of the FCMC stock, dividends paid by FCMC, and liquidating distributions of FCMC (but not the Distribution by Franklin Holding of its ownership interests in FCMC). The Deferred Payment Agreement is in effect until March 2019.

12.	RELATED PARTY TRANSACTIONS

Ownership – There are 10,035,993 shares of issued and outstanding common stock of Franklin. On August 10, 2012, 8,028,795 shares of Franklin common stock were distributed to shareholders of its former parent company, Franklin Holding, (pursuant to the Prepackaged Plan) and Thomas J. Axon retained his direct investment of 2,007,198 shares of common stock of Franklin. As Mr. Axon was also a shareholder of Franklin Holding, following the distribution, Mr. Axon now holds 5,636,139 shares of the common stock of Franklin, which represents approximately 56% of the outstanding shares of Franklin common stock.

Bosco-Related Entities – At December 31, 2012, the Company’s specialty servicing and collection business consisted of 71 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 41,000 loans and real estate properties (with an unpaid principal balance of approximately $2.15 billion), including a total of approximately 32,100 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,900 home equity loans for Bosco I; approximately 24,500 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 600 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately four (4) real estate owned properties serviced for Bosco IV; approximately 2,700 non-performing subordinate lien loans serviced for Bosco V; and, approximately 1,800 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.0 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 66% and 57% of the total servicing revenues earned during the years ended December 31, 2012 and 2011, respectively.

Bosco I Servicing Agreement – On May 28, 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. Bosco I was organized by the Company, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. The Company’s servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended. Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit the Company to remain the servicer of the mortgage loans. The Bosco I servicing agreement also expired on May 28, 2011.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $645,000 and $607,000 for the twelve months ended December 31, 2012 and 2011, respectively. On February 27, 2009, at the request of the Bosco I lenders, the Company adopted a revised fee structure, which was approved by the Company’s Audit Committee. The revised fee structure provided that, for the next 12 months, the Company’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I’s lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of the Company’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.

On October 29, 2009, at the additional request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, the revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

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

The Bosco Amendment did not alter the Company’s right to receive a certain percentage of collections in the event Bosco I’s indebtedness to the Lenders has been repaid in full, the Bosco I equity holders have been repaid in full the equity investment in Bosco I made prior to Bosco I entering into the loan agreement with the lenders, and the lenders and Bosco I’s equity holders have received a specified rate of return on their debt and equity investments.

As of December 31, 2012, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.

Bosco II Servicing Agreement – On September 22, 2010, the Company entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from an indirect subsidiary of the Bank’s Trust. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon. The Bosco II Servicing Agreement governs the servicing of approximately 19,300 loans. Pursuant to the Bosco II Servicing Agreement, the Company services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

The Company also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and the Company performs various administrative and bookkeeping services for Bosco II at the rate of $1,500 per month. The Company’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

On February 8, 2012, the Company entered into the a terms agreement (the “Terms Agreement”), effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately 7,100 subordinate-lien residential mortgage loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice.

The servicing transfer was effective March 15, 2012, and the Company is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. Pursuant to the Terms Agreement, the subservicing of the mortgage loans are governed by a loan servicing agreement dated and made effective as of November 19, 2010 between the Company and the Bosco Credit II, LLC trust (under which Franklin Credit already has been subservicing approximately 17,300 loans) and a new servicing fee schedule for this pool of loans. The Company subservices these loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.

The Company facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

On August 24, 2012, the Company entered into the Terms Agreement with the trust for Bosco II to service effective September 2012 an additional pool of approximately 442 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for the twelve months ended December 31, 2011 and 2010 of approximately $4.9 million and $5.4 million, respectively.

Bosco III Servicing Agreement – In January 2011, effective December 2010, the Company entered into a servicing agreement with Bosco III to service and collect charge-off loans purchased by Bosco III from a trust of the Bank. Bosco III also purchased from the Bank a 50% participation interest in commercial loans to subsidiaries of the Company’s former parent, Franklin Holding, that are collateralized by mortgage loans for which the Company is the loan servicer. 50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.

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

Included in the Company’s revenues for the twelve months ended December 31, 2012 and 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $364,000 and $366,000, respectively.

Bosco IV Servicing Agreement – In May 2011, a trust of the Bank sold thirteen (13) of its remaining real estate owned (“REO”) properties acquired through foreclosure actions to Bosco IV, an entity controlled by Mr. Axon.

Pursuant to the Bosco IV Servicing Agreement, the Company services the REO properties subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice. From time-to-time reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco IV portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses. When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

Included in the Company’s revenues for the year ended December 31, 2012 and 2011 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $14,000 and $11,000, respectively.

Bosco V Servicing Agreement – In April 2012, the Company entered into a servicing agreement with a trust for Bosco V to service and collect on approximately 1,900 non-performing subordinate lien loans purchased by Bosco V. The sole member of Bosco V is Mr. Axon. The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days’ prior written notice.

On October 5, 2012, the Company entered into a terms agreement, effective the same day, with the trust for Bosco V to service an additional pool of approximately 900 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company’s services may be terminated with respect to some or all of these assets without cause and without penalty on 30 days’ prior written notice.

There were no servicing revenues for Bosco V included in the Company’s revenues for the twelve months ended December 31, 2012 and 2011.

Bosco VI Servicing Agreement – In May 2012, the Company participated in a joint venture with Bosco VI that purchased a pool of approximately 1,850 performing, subperforming and non-performing subordinate lien loans, and entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. In accordance with the servicing agreement, during the time period during which the Bosco VI loan in the amount of $1.5 million remains outstanding, to the extent that the servicing fee otherwise paid for any month would be in excess of 10% of the net cash collected on the loans serviced for Bosco VI (such amount being the “Monthly Cap”), the excess will be deferred, without the accrual of interest. The cumulative amounts deferred will be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which the Bosco VI loan is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Bosco VI loan, the lenders’ right to payment under the Bosco VI loan shall be prior in right to the Company’s rights to such deferred fees. The Company’s services may be terminated only for cause. At inception, the owners of Bosco VI included Mr. Axon at an ownership percentage at 67.39% and the Company at 32.61%. The Company’s capital investment in Bosco VI at inception was $1,500,000.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s membership interests in Bosco VI for $750,000. Following the membership interest purchase, at December 31, 2012, Mr. Axon held 83.91% of the membership interests of Bosco VI and the Company held 16.09% of the membership interests of Bosco VI. At December 31, 2012, the Company’s capital contribution outstanding was $750,000. At December 31, 2012, the Bosco VI outstanding loan amount was approximately $588,000. In January 2013, Bosco VI paid the loan off in full.

In order to invest in Bosco VI, Mr. Axon personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage the Company’s unit in a commercial condominium building located in downtown New York City (Unit 6) to the third-party lender for $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. At December 31, 2012, this loan was outstanding. The carrying value of Unit 6 at December 31, 2012 was $240,000. See Note 17.

Included in the Company’s revenues for the twelve months ended December 31, 2012 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $96,000. At December 31, 2012, the Company had deferred servicing fees from Bosco VI in the aggregate amount of $101,000. See Notes 4 and 17.

Other Related Party Transactions with the Company’s Chairman –At December 31, 2012, the Company had an outstanding payable to an affiliate, RMTS, LLC, of approximately $61,000 for certain operating expenses that were paid by RMTS, LLC.

On September 13, 2010, the Company’s Audit Committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for the Company, with respect to force-placed hazard insurance coverage maintained on the Company’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties. It is currently 18%. The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.

The Company entered into a collection services agreement, effective December 23, 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company. The collection fees earned by the Company under this collection services agreement during the twelve months ended December 31, 2012 and 2011 amounted to approximately $27,000 and $47,000, respectively.

On February 1, 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the twelve months ended December 31, 2012 and 2011 were not significant.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Credit Holding Corporation on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, that provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the year ending December 31, 2012, approximately $81,000 of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services will be material.

13.	LICENSES TO SERVICE LOANS

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted net worth of approximately $600,000. Further, the Federal Housing Administration (“FHA”) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in New York and certain other states (and for FHA and Ginnie Mae), the net worth calculation may not include recourse on any contingent liabilities or assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Licensing Credit Agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent quarter ended December 31, 2012 of $925,000. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

14.	DISTRIBUTIONS

As consideration for the distribution on August 10, 2012 of all of the common shares of FCRM held by its former parent company, Franklin Holding, and as required under the Prepackaged Plan, (i) on August 2, 2012, FCRM executed a promissory note in the amount of $1,109,000 and (ii) on August 10, 2012, FCRM made a cash payment of $250,000 to the bankruptcy estate of Franklin Holding. A total $1,359,000 was recorded by the Company in the quarter ended September 30, 2012 as distributions from Stockholders’ equity ($1,109,000 as a Non-dividend distribution – note payable, and $250,000 as Payment to Franklin Holding’s bankruptcy estate).

During the quarters ended June 30 and March 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the aggregate amount of approximately $676,000 and $204,000, respectively, for management fees earned for the quarters ended June 30 and March 31, 2012, the collection of which then was determined to be in doubt; and, the charge offs were recorded as Non-dividend distributions – other, recorded in Stockholders’ equity.

During the third and fourth quarters of 2011, the Company charged off a portion of a receivable due from its parent company, Franklin Holding, in the aggregate amount of approximately $612,000 for management fees recognized in 2011, the collection of which then was determined to be in doubt; the charge off was recorded as a Non-dividend distribution – other, recorded in Stockholders’ equity.

15.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the twelve months ended December 31, 2012 and 2011. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation; Professional fees includes outside legal fees and other professional and consulting fees.

	2012	2011
Salaries and benefits expenses	$7,668,173	$7,896,171
Facility costs	1,882,046	1,920,535
Communication/technology costs	893,426	1,148,770
Professional fees	836,366	1,132,354
All other expenses	1,700,321	2,325,204
Total	$12,980,332	$14,423,034

16.	COMMON AND PREFERRED STOCK

Authorized but Unissued Shares – The Company’s authorized capital stock consists of 22,000,000 shares of common stock, par value $.01 per share (10,035,993 shares of which are outstanding) and 3,000,000 shares of undesignated preferred stock, par value $.001 per share (none of which are issued or outstanding as of December 31, 2012. Under the terms of the Company’s certificate of incorporation, its Board of Directors has the authority, often without further vote or action by the stockholders, to issue additional shares of common stock and shares of preferred stock in one or more series and to fix the designations, powers, preferences, rights, privileges and restrictions thereof, including the number of shares constituting such series, conversion rights, voting rights and dividend rates. At December 31, 2012, there were no current agreements or understandings for the issuance of additional shares of common or preferred stock.

Common Stock – Each stockholder is entitled to cast one vote for each share of the Company’s common stock held. Stockholders will not have any right to cumulate votes in the election of directors. Dividends may be declared by the Board of Directors at any regular or special meeting. Before payment of any dividend, there may be set aside out of any funds available for dividends such sum as the Board of Directors, in its absolute discretion, deems proper as a reserve to meet contingencies or for any other corporate purpose. The Company does not expect to pay dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon a complete review and analysis of all relevant factors, including the Company’s financial condition, operating results, capital requirements and any other factors the Board of Directors deems relevant. Upon the liquidation, dissolution or winding up of the Company, the holders of shares of its common stock would be entitled to share pro rata in the distribution of all of the Company’s assets remaining available for distribution after satisfaction of all of the Company’s liabilities and the payment of the liquidation preference of any outstanding preferred stock. The holders of the Company’s common stock have no preemptive or other subscription rights to purchase shares of the Company’s capital stock. All of the outstanding shares of the Company’s common stock are, and the shares issuable upon exercise of outstanding options and warrants will be, when issued, fully paid and nonassessable.

Preferred Stock – None of the 3,000,000 shares of preferred stock authorized by the Company have been issued or are outstanding. Under the terms of the Company’s certificate of incorporation, the Company’s Board of Directors has the authority, without further vote or action by the stockholders, to issue shares of preferred stock in one or more series and to fix the designations, powers, preferences, rights, privileges and restrictions thereof, including the number of shares constituting such series, conversion rights, voting rights and dividend rates. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in the Company’s control without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock, including the loss of voting control to others. At December 31, 2012, there were no current agreements or understandings for the issuance of preferred stock and the Board of Directors has no present intention to issue any shares of preferred stock.

17.	SUBSEQUENT EVENTS

Investment in Bosco VI – Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company’s investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold 16.09% of the membership interests of Bosco VI. As of March 11, 2013, the Company’s capital contribution outstanding was $500,000.

Bosco VI Servicing Agreement – In accordance with the Company’s servicing agreement with Bosco VI, during the time period during which the Bosco VI loan, in the original amount of $1.5 million, remained outstanding, to the extent that the servicing fee otherwise paid for any month would be in excess of 10% of the net cash collected on the loans serviced for Bosco VI (such amount being the Monthly Cap), the excess was deferred, without the accrual of interest. The cumulative amounts deferred are to be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which the Bosco VI loan is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest). At December 31, 2012, the Bosco VI loan amount outstanding was approximately $588,000. In January 2013, Bosco VI paid the loan off in full. As a result, commencing in January 2013, the Company is entitled to its monthly servicing fees uncapped and the deferred servicing fees (aggregating $101,000) from future net cash collections on the loans serviced for Bosco VI. The Company is also entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its membership interest of 16.09%.

Extension of Licensing Agreement – On February 14, 2013, the Company entered into a sixth amendment to its credit facility with The Huntington National Bank (the Bank) and Huntington Finance, LLC (the Licensing Credit Agreement), which, pursuant to the terms thereof, extended the termination date of the Licensing Credit Agreement to March 31, 2014 and granted a forbearance, until March 31, 2014, from the exercise of rights and remedies with respect to cash pledged as collateral triggered by the failure of subsidiaries of its former parent company, Franklin Holding, not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding.

The Company has evaluated subsequent events through the date of the issuance of these Financial Statements.