Form 10-Q
period 2013-03-31
Franklin Credit Management Corp
filed 2013-05-15
CIK 1555458

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐  No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 8, 2013: 10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION

BALANCE SHEETS

MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	March 31, 2013	December 31, 2012
Cash and cash equivalents	$516,920	$585,429
Restricted cash	16,432,294	15,442,254
Investment in Bosco VI	453,211	749,718
Receivables	2,294,219	2,287,849
Building, furniture and equipment, net	464,684	535,433
Other assets	563,760	672,951
Total assets	$20,725,088	$20,273,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$8,905,092	$7,918,763
Note payable	961,133	1,016,583
Accrued expenses and other current liabilities	3,242,104	2,701,107
Total liabilities	13,108,329	11,636,453

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 3,000,000; issued – none	—	—
Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,403,736	8,403,736
Retained (deficit)/earnings	(887,337)	133,085
Total stockholders’ equity	7,616,759	8,637,181

Total liabilities and stockholders’ equity	$20,725,088	$20,273,634

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
Revenues:
Servicing income	$2,385,750	$2,300,475
Other income	121,035	238,278
Interest income	4,336	4,676
Total revenues	2,511,121	2,543,429

Operating Expenses:
Collection, general and administrative	3,449,251	3,318,888
Interest	8,110	—
Depreciation	74,182	74,541
Total expenses	3,531,543	3,393,429

Net loss before provision for income taxes	(1,020,422)	(850,000)
Provision for income taxes	—	—
Net loss	$(1,020,422)	$(850,000)

Net loss per common share
Basic and diluted	$(0.10)	$(0.08)

Weighted average number of shares
Outstanding, basic and diluted	10,035,993	10,035,993

See Notes to Financial Statements.

4

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, JANUARY 1, 2013	10,035,993	$100,360	$8,403,736	$133,085	$8,637,181

Net loss	—	—	—	(1,020,422)	(1,020,422)

BALANCE, MARCH 31, 2013	10,035,993	$100,360	$8,403,736	$(887,337)	$7,616,759

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,020,422)	$(850,000)
Changes in operating activities:
Depreciation	74,182	74,541
Non-dividend distributions – other	—	(203,628)
Changes in operating assets and liabilities:
Restricted cash	(990,040)	503,461
Receivables	(6,370)	131,655
Other assets	109,191	180,442
Accrued expenses and other current liabilities	540,997	(78,435)
Servicing liabilities	986,329	(500,660)
Net cash used in operating activities	(306,133)	(742,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in Bosco VI joint venture	250,000	—
Recovery of investment in Bosco VI joint venture	46,507	—
Purchase of equipment, furniture and fixtures	(3,433)	(59,687)
Net cash provided by/(used in) investing activities	293,074	(59,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(55,450)	—
Net cash used in financing activities	(55,450)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,509)	(802,311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	585,429	4,648,409
CASH AND CASH EQUIVALENTS, END OF PERIOD	$516,920	$3,846,098

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”); and, references to “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Overview

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company, and at March 31, 2013 had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of the common stock.

On August 10, 2012 (the “Distribution Date”), eighty percent (80%) of the outstanding common stock of the Company, representing all of the outstanding common stock of the Company held by its former parent company, Franklin Credit Holding Corporation (“Franklin Holding”), was distributed to holders of the common stock of Franklin Holding as of August 2, 2012 (the “Record Date”) pursuant to Franklin Holding’s confirmed and effective prepackaged plan of bankruptcy reorganization (the “Prepackaged Plan”). As consideration for the distribution of the Company’s common stock to stockholders of Franklin Holding (the “Distribution”), the Company paid the bankruptcy estate of Franklin Holding $250,000 in cash on the Distribution Date and executed a note for $1,109,000 on August 2, 2012 payable, in monthly installments commencing on September 1, 2012, over a period of five years (plus interest at the rate of 3.25% per annum). The aggregate of these amounts, $1,359,000, represented the fair market value of the Company as of December 31, 2011, as determined by an independent third-party appraiser.

In connection with the filing of its 2010 Federal income tax return, Franklin Holding determined that the Company did not remain eligible to be included in Franklin Holding’s Federal income tax return. In September 2010, a deferred payment agreement was entered into with The Huntington National Bank (the “Bank”) (the “Deferred Payment Agreement”). Pursuant to the Deferred Payment Agreement, the Company paid the Bank $4 million in cash and agreed to further pay to the Bank 10% of any monetizing transactions of the Company, less $4 million. Monetizing transactions include additional contributions to the capital of the Company, the sale of the Company stock, dividends paid by the Company, and liquidating distributions of the Company (but not the Distribution by Franklin Holding of its ownership interests in the Company). The Deferred Payment Agreement is in effect until March 2019. See Note 6.

Franklin Credit is a Delaware corporation incorporated in February 1988. Franklin Credit’s common stock is currently quoted by broker-dealers on the Over the Counter Quote Board (“OTCQB”) Venture Marketplace tier of the Over the Counter (“OTC”) Markets under the trading symbol FCRM. Franklin Credit’s administrative and executive office is located in Jersey City, New Jersey.

The Company’s Business – Loan Servicing and Collection Operations

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties. The Company’s servicing operations, including specialized loan recovery and collection servicing, maintains a call center staffed by professionals and is skilled in customer service, collections, loss mitigation, foreclosure, bankruptcy, real estate property management/disposition, deficiency recovery and judgment processing, and on-site visits to the borrower’s property. In addition, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac.

At March 31, 2013, the Company’s specialty servicing and collection business consisted of 72 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 40,600 loans and real estate properties (with an unpaid principal balance of approximately $2.11 billion), including a total of approximately 31,500 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,890 home equity loans for Bosco I; approximately 24,190 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 580 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately four (4) real estate owned properties serviced for Bosco IV; approximately 2,600 non-performing subordinate lien loans serviced for Bosco V; and, approximately 1,760 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 70% and 60% of the total servicing revenues earned during the three months ended March 31, 2013 and 2012, respectively.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York (in which the Company has an application pending with the New York State Department of Financial Services), which requires the Company to maintain an adjusted net worth of approximately $600,000. Further, the Federal Housing Administration (“FHA”) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in Illinois, Massachusetts, Michigan, and New York State (and for FHA and Ginnie Mae), the net worth calculation is adjusted to exclude recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Company’s credit agreement (the “Licensing Credit Agreement”) with The Huntington National Bank (“Huntington” or the “Bank”) and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent quarter ended March 31, 2013 of $1.0 million. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At March 31, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan, and New York State and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). Nevertheless, the Company has had discussions with its President, Chairman and majority stockholder, Thomas J. Axon, regarding capital contributions to the Company from him and/ or sale to him of the Company’s commercial and residential condominium units, both located in Manhattan, for approximately $4 million (subject to the approval of the Company’s Audit Committee and other corporate formalities), which may enable the Company to regain compliance with net worth requirements within the next several months in New York State and for FHA and Ginnie Mae. There can be no assurance that Mr. Axon will make such capital contributions to the Company and/or that the sale of its commercial and residential condominium units will be consummated.

By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”) by June 5, 2013, which, at a minimum, must address, among other things, the minimum level of adjusted net worth and liquidity the Company expects to maintain. If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation. See Note 11.

Financing

Under the Company’s credit agreement (the Licensing Credit Agreement) with The Huntington National Bank (the Bank), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. On February 14, 2013, the Company entered into a sixth amendment to the Licensing Credit Agreement with the Bank, which extended the termination date of the Licensing Credit Agreement to March 31, 2014. At March 31, 2013, the Company had no debt outstanding under the revolving line and approximately $4.4 million of undrawn letters of credit issued under the Licensing Credit Agreement. See Note 7.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited Financial Statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. However, these unaudited Financial Statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods. These unaudited Financial Statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 29, 2013 with the SEC for the year ended December 31, 2012.

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

Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the three months ended March 31, 2013.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would be expected to have a material impact on the Company’s financial position or results of operations.

3.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Bank. Included in Restricted cash at March 31, 2013 and December 31, 2012 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $8.9 million and $7.9 million, respectively. Included in Restricted cash at both March 31, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien). See Note 7.

4.	INVESTMENT IN BOSCO VI

At March 31, 2013, the Company had a $453,000 investment interest and a 16.09% profit participation in Bosco VI, with Mr. Axon holding the remaining membership interest in Bosco VI.

In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate lien loans with an unpaid principal balance of approximately $100.8 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000 with a term of three years. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until the Loan was paid off in January 2013, and its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. See Notes 9 and 10.

In order to invest in Bosco VI, Mr. Axon personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at March 31, 2013 was $236,000. The personal loan to Mr. Axon by the third-party lender is outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s membership interests in Bosco VI for $750,000. Following the profit participation at December 31, 2012, the Company’s profit participation in Bosco VI was 16.09% and its outstanding capital contribution was $750,000.

In January 2013, Bosco VI paid the Loan off in full. As a result, commencing in January 2013, the Company became entitled to its monthly servicing fees uncapped and the deferred servicing fees from future net cash collections on the loans serviced for Bosco VI. The Company also became entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its profit participation of 16.09%.

Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company’s investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% profit participation in Bosco VI. The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the three months ended March 31, 2013, the Company received distributions from Bosco VI totaling $47,000, which were recognized as a reduction of the Company’s investment. As of March 11, 2013, the Company’s outstanding investment in Bosco VI was $453,000.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans (the “Monthly Cap”) was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten month period. The Company’s services may be terminated only for cause. See Note 10.

5.	RECEIVABLES

Receivables at March 31, 2013 and December 31, 2012 consisted of:

	March 31, 2013	December 31, 2012
Due from affiliates	$18,785	$81,731
Third-party servicing fees and expenses	473,806	482,780
Servicing fees and expenses due from Bosco-related entities	801,628	723,338
Other receivables	1,000,000	1,000,000
	$2,294,219	$2,287,849

Due from affiliates at March 31, 2013 and December 31, 2012 consisted of management fees for administrative services provided to the bankruptcy estate of the Company’s former parent company and its former sister companies (collectively referred to as Franklin Holding). The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, that provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved. See Note 9.

Beginning in June 2012, the Company began to provide the accounting, administrative and tax services for the bankruptcy estate and, subsequent thereto, the liquidation manager of Franklin Holding.

Other receivables at both March 31, 2013 and at December 31, 2012 consisted principally of funds, as a source of indemnification for certain officers and directors of Franklin Holding, held by a trustee for a trust, to provide specifically designated executive officers and directors with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by the Company, the Company has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and the Company’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan. The Company has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, the Company determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the Prepackaged Plan), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan. See Notes 6 and 10.

6.	NOTE PAYABLE

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

During the three months ended March 31, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $64,000, which included interest of $8,000, in accordance with the terms of the Note. No such payments were required to be made by the Company during the three months ended March 31, 2012. At March 31, 2013 and December 31, 2012, the Company had approximately $961,000 and $1.0 million, respectively, outstanding under this note payable.

7.	FINANCING AGREEMENTS

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

On February 14, 2013, the Company entered into a sixth amendment to its Licensing Credit Agreement with the Bank, which, pursuant to the terms thereof, extended the termination date of the Licensing Credit Agreement to March 31, 2014 and granted a forbearance, until March 31, 2014, from the exercise of rights and remedies with respect to cash pledged as collateral triggered by the failure of subsidiaries of its former parent company, Franklin Holding, not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding.

At March 31, 2013, the Company had no debt outstanding under the revolving line; and, at March 31, 2013, the Company had approximately $4.4 million of undrawn letters of credit issued under the letter of credit facility.

8.	INCOME TAXES

The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal (consolidated with its parent company, Franklin Holding, until September 23, 2010), which remains subject to examination from and including the years 2009 to 2011, and New Jersey which remains subject to examination from and including the years 2008 to 2011. The Company expects the New Jersey examination to conclude by the end of the second quarter 2013. The Company is not under any other examination by any other taxing authorities.

As of December 31, 2012, the Company had tax net operating loss carryforwards with the state of New Jersey estimated at approximately $3.8 million. As of December 31, 2012, the Company had a Federal tax net operating loss carryforward estimated at approximately $4.1 million. The net operating loss carryforwards expire in various years beginning in 2018 through 2031.

9.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of March 31, 2013, were heavily concentrated with loans serviced for related parties. As of March 31, 2013, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At March 31, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At March 31, 2013 and December 31, 2012, the Company serviced and provided recovery collection services on a total population of approximately 31,500 loans and 32,100 loans, respectively (approximately 78% of the total loans serviced for both periods), with a UPB of approximately $1.57 billion and $1.6 billion, respectively, for the Bosco-related entities. Bosco II is the Company’s largest servicing client.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for third-party entities at March 31, 2013:

Location	March 31, 2013
California	24.44%
Florida	11.93%
New York	8.00%
New Jersey	5.15%
Texas	4.97%
Illinois	3.64%
Nevada	3.24%
Georgia	2.93%
Maryland	2.88%
Virginia	2.78%
All Others	30.04%
100.00%

Financing – The Company’s available credit facility is with one financial institution, Huntington.

10.	RELATED PARTY TRANSACTIONS

Ownership of the Company – There are 10,035,993 shares of issued and outstanding common stock of the Company. On August 10, 2012, 8,028,795 shares of the Company’s common stock were distributed to shareholders of its former parent company, Franklin Holding, (pursuant to the Prepackaged Plan), with Thomas J. Axon retaining his additional direct investment of 2,007,198 shares of common stock of the Company. As Mr. Axon was also a shareholder of Franklin Holding, following the distribution, Mr. Axon now holds 5,636,139 shares of the common stock of the Company, which represents approximately 56% of the outstanding shares of the Company’s common stock.

Bosco-Related Entities – At March 31, 2013, the Company’s specialty servicing and collection business serviced, provided recovery collection services and actively managed approximately 31,500 first and second-lien loans for the Bosco entities, which are stockholder related-party entities of the Company (the Bosco entities are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder), as follows: approximately 1,890 home equity loans for Bosco I; approximately 24,190 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 600 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately four (4) real estate owned properties serviced for Bosco IV; approximately 2,600 non-performing subordinate lien loans serviced for Bosco V; and, approximately 1,760 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI. In general, servicing fees for first-lien and second-lien loans and certain loans based on loan level delinquency or status in bankruptcy or foreclosure are assessed on a per unit fee basis or a percentage of monthly collections for loans based on the stage of delinquency or for settlements, property dispositions and other collections; servicing fees for delinquent subordinate-lien residential mortgage loans are assessed based on a percentage of monthly collections; and the Company is entitled to reimbursement of certain third-party fees and expenses incurred in the servicing and collection of the loans.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 70% and 60% of the total servicing revenues earned during the three months ended March 31, 2013 and 2012, respectively.

Bosco I Servicing Agreement – In May 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. Bosco I was organized by the Company, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. The Company’s servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended. Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit the Company to remain the servicer of the mortgage loans. The Bosco I servicing agreement also expired on May 28, 2011.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $150,000 and $160,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Under the terms of the Bosco Amendment, the Company is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco I (such amount being the “Monthly Cap”), the excess is deferred, without the accrual of interest. The cumulative amounts deferred would be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Notes”) payable by Bosco I to the lenders, which were entered into to finance the purchase of and are secured by the loans serviced by the Company, is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Notes, the lenders’ right to payment under such Notes shall be prior in right to the Company’s rights to such deferred fees.

The Bosco Amendment did not alter the Company’s right to receive a certain percentage of collections in the event Bosco I’s indebtedness to the Lenders is repaid in full, the Bosco I equity holders are repaid in full the equity investment in Bosco I made prior to Bosco I entering into the loan agreement with the lenders, and the lenders and Bosco I’s equity holders have received a specified rate of return on their debt and equity investments.

As of March 31, 2013, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.

Bosco II Servicing Agreement – In September 2010, the Company entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from an indirect subsidiary of the Bank’s Trust. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon. The Bosco II Servicing Agreement governs the servicing of approximately 19,300 loans. Pursuant to the Bosco II Servicing Agreement, the Company services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

The Company also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and the Company performs various administrative and bookkeeping services for Bosco II at the rate of $1,500 per month. The Company’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

On February 8, 2012, the Company entered into a terms agreement (the “Terms Agreement”), effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately 7,100 subordinate-lien residential mortgage loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice. The Company is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. Pursuant to the Terms Agreement, the subservicing of the mortgage loans are governed by the loan servicing agreement dated and made effective as of November 19, 2010 between the Company and the Bosco Credit II, LLC trust and a new servicing fee schedule for this pool of loans. The Company subservices these loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Terms Agreement was ratified by the Company’s Audit Committee.

The Company facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

On August 24, 2012, the Company entered into another terms agreement with the trust for Bosco II to service effective September 2012 an additional pool of approximately 442 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice. The terms agreement was ratified by the Company’s Audit Committee.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for the three months ended March 31, 2013 and 2012 of approximately $1.3 million and $1.1 million, respectively.

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

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,300 first and subordinate-lien loans that are principally in bankruptcy, foreclosure or charge-off statuses, of which substantially fewer loans are actively serviced by the Company. Pursuant to the Bosco III servicing agreement, the Company services the loans subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry. The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice. From time to time, reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco III portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses. When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

The Company also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III. The Company’s servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company’s revenues for the three months ended March 31, 2013 and 2012 were servicing fees recognized from servicing the Bosco III portfolio of approximately $56,000 and $99,000, respectively.

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

Included in the Company’s revenues for the three months ended March 31, 2013 and 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $4,000 and $6,000, respectively.

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

In October 2012, the Company entered into a terms agreement with the trust for Bosco V to service an additional pool of approximately 900 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company’s services may be terminated with respect to some or all of these assets without cause and without penalty on 30 days’ prior written notice. The terms agreement was ratified by the Company’s Audit Committee.

The servicing revenues for Bosco V for the three months ended March 31, 2013 were not significant.

Bosco VI Servicing Agreement – In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate lien loans with an unpaid principal balance of approximately $100.8 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000 with a term of three years. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until the Loan was paid off in January 2013, and its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. The foregoing was ratified by the Company’s Audit Committee. See Note 4.

In order to invest in Bosco VI, Mr. Axon personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at March 31, 2013 was $240,000. The personal loan to Mr. Axon by the third-party lender is outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s membership interests in Bosco VI for $750,000. Following the membership interest purchase, at December 31, 2012, the Company’s profit participation in Bosco VI is 16.09% and its outstanding capital contribution is $750,000.

In January 2013, Bosco VI paid the Loan off in full. As a result, commencing in January 2013, the Company became entitled to its monthly servicing fees uncapped and the deferred servicing fees from future net cash collections on the loans serviced for Bosco VI. The Company also became entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its profit participation of 16.09%.

Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company’s investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% profit participation in Bosco VI. As of March 11, 2013, the Company’s capital contribution outstanding was $500,000 and its investment in Bosco VI was $453,000.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans (the “Monthly Cap”), was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten-month period. The Company’s services may be terminated only for cause. The servicing agreement was ratified by the Company’s Audit Committee. See Note 4.

Included in the Company’s revenues for the three months ended March 31, 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $139,000.

Other Related Party Transactions with the Company’s Chairman –At March 31, 2013, the Company had an outstanding payable to an affiliate, RMTS, LLC, of approximately $21,000 for certain business expenses that were paid by RMTS, LLC.

In September 2010, the Company’s Audit Committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for the Company, with respect to force-placed hazard insurance coverage maintained on mortgage loans and mortgage loans serviced for third parties. The commission rate is currently 18%. The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.

The Company entered into a collection services agreement, effective in December 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses advanced by the Company as servicer in the normal course of servicing the loans in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three months ended March 31, 2013 and 2012 amounted to approximately $10,000 and $4,000, respectively.

In February 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three months ended March 31, 2013 and 2012 were not significant.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, the Company’s former parent company, on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, that provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended March 31, 2013, approximately $15,000 of such costs was billed to Franklin Holding for such services. There were no such services provided for the bankruptcy estate and liquidation manager of Franklin Holding during the three months ended March 31, 2012. It is not expected that the Company’s employee time associated with the performance of such services will be material. See Note 6.

11.	LICENSES TO SERVICE LOANS

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York (in which the Company has an application pending with the New York State Department of Financial Services), which requires the Company to maintain an adjusted net worth of approximately $600,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is adjusted to exclude recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent quarter ended March 31, 2013 of $1.0 million. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At March 31, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan, and New York State and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). Nevertheless, the Company has had discussions with its President, Chairman and majority stockholder, Thomas J. Axon, regarding capital contributions to the Company from him and/ or sale to him of the Company’s commercial and residential condominium units, both located in Manhattan, for approximately $4 million (subject to the approval of the Company’s Audit Committee and other corporate formalities), which may enable the Company to regain compliance with net worth requirements within the next several months in New York and for FHA and Ginnie Mae. There can be no assurance that Mr. Axon will make such capital contributions to the Company and/or that the sale of its commercial and residential condominium units will be consummated.

By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”) by June 5, 2013, which, at a minimum, must address: (i) the minimum level of adjusted net worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum adjusted net worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York Rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with regulatory net worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes. If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation.

Previously, by letter dated April 12, 2010, the New York State Banking Department (which is now a part of the New York State Department of Financial Services) had notified the Company that in connection with its review of the Company’s financial statements and mortgage servicing volume at that time, our application for registration as a mortgage servicer in that state, which the Company had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, could not be accepted for processing until the Company addressed its “Adjusted Net Worth” (as defined by the New York State Banking Department), which the Banking Department had determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers of at least 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), but in any event not less than $250,000; and, (ii) a ratio of Adjusted Net Worth to the outstanding principal balance of New York mortgage loans serviced of at least 5%.

On September 9, 2010, the New York State Banking Department found a capital plan submitted by FCMC on May 12, 2010 (to address how FCMC would achieve compliance with regulatory net worth requirements that were adopted in New York State in 2009 for mortgage servicers no later than December 31, 2012) to be satisfactory and accepted for processing the application of FCMC to continue to service residential mortgage loans in that state and granted a twelve-month waiver of otherwise applicable net worth requirements. The capital plan was to remain effective and enforceable until FCMC regained full compliance with net worth and financial responsibility requirements.

On August 24, 2011 (as filed for publication in the state register on September 14, 2011 and later emergency renewals, the latest of which was published on March 27, 2013), new emergency regulations were adopted that lowered minimum Adjusted Net Worth requirements to a minimum of at least $250,000 plus ¼ of 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), provided, that, if such person is solely a third-party servicer (as defined in the regulations) with respect to certain mortgage loans and owns other mortgage loans or the servicing rights thereto, it shall maintain net worth of at least $250,000 plus ¼ of 1% of the outstanding principal balance of the non third-party servicer loans and ¼ of 1% of the outstanding principal amount of the New York mortgage loans for which it is a third-party servicer. As a result the Company at that time had regained compliance with the adjusted net worth requirements in New York.

12.	NON-DIVIDEND DISTRIBUTIONS

During the quarter ended March 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the aggregate amount of approximately $204,000 for management fees and unreimbursed expenses, the collection of which was determined to be in doubt; and, the charge off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity.

13.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the three months ended March 31, 2013 and 2012. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees, outside auditing fees and other professional and consulting fees.

	2013	2012
Salaries and benefits expenses	$1,910,047	$1,987,765
Facility costs	471,103	474,625
Communication/technology costs	224,357	244,629
Professional fees	319,714	202,224
All other expenses	524,030	409,645
Total	$3,449,251	$3,318,888

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to the “Company,” “Franklin Credit,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”). References to “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Under federal securities laws, the Company is (i) a “smaller reporting company,” as defined in Regulation S-K of the Securities Act of 1933, as amended, and (ii) an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will, therefore, be subject to reduced public company reporting requirements. The Company, as an emerging growth company, has elected, under Section 107 of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, from complying with new or revised accounting standards issued on or after April 5, 2012. Accordingly, the Company may therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, as a result, the Company’s financial statements may not be comparable with public company financial statements.

Safe Harbor Statements. Statements contained herein and in the Company’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from the Company’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to profitably build upon its current servicing and collection business; (iii) the Company’s relations with its lender; (iv) the Company’s ability to obtain renewals of its credit agreement with its lender or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance and regulatory audits and ability to satisfy regulatory net worth requirements; (viii) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (ix) the Company’s ability to adapt to and implement technological changes; (x) the Company’s ability to attract and retain qualified employees; (xi) the Company’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in the Company’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) the Company’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue;

(xiv) the risk that adverse tax consequences could result from the distribution of the Company’s common stock from its former parent company (referred to as “Franklin Holding”); and, (xv) other risks that will be detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the caption “Risk Factors,” which the Company urges its investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of March 31, 2013 are described in Note 2 to the Financial Statements. As of March 31, 2013 and December 31, 2012, we have identified income taxes as the Company’s most critical accounting policy and estimate. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements. Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time. Section 107 of the JOBS Act provides that an emerging growth company, such as the Company, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of the dates of the Financial Statements the Company has complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, the Company’s Financial Statements included herein are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

At March 31, 2013, the portfolio of residential mortgage loans serviced for other entities consisted of 40,500 loans representing $2.09 billion of unpaid principal balance (“UPB”). At March 31, 2013, approximately 31,500 loans were serviced for the Bosco-related entities.

As of March 31, 2013, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party. At March 31, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected. See Note 10.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 74% (78% of the number of loans) of the total UPB of loans serviced at March 31, 2013. Bosco II is the Company’s largest servicing client. See Notes 9 and 10.

The Company’s significant unrelated party client has recently indicated its intention to seek to sell the mortgage portfolio currently serviced on its behalf by the Company.  Although the client has the right to terminate the servicing of any such loans without cause upon ninety (90) days written notice, any such termination would be subject to a termination fee of one half of one percent of the then outstanding unpaid principal balance of such mortgage loans.  The servicing revenue earned from this client for the quarter ended March 31, 2013, was $601,000.  The unpaid principal balance of mortgage loans serviced for this unrelated party client at March 31, 2013 was approximately $304 million.  Should a sale be consummated, the Company’s ability to fund operating expenses may be adversely affected, if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio of residential mortgage loans at March 31, 2013 and December 31, 2012.

	March 31, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	17,519	$984,245,932	47.06%
Condos, co-ops, PUD (planned urban development) dwellings	2,315	123,871,677	5.92%
Manufactured and mobile homes	363	9,152,258	0.44%
Secured, property type unknown(1)	1,119	23,591,148	1.13%
Commercial	43	3,854,337	0.18%
Unsecured loans(2)	19,118	946,938,594	45.27%
Total	40,477	$2,091,653,946	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	19,568	$1,130,643,563	53.14%
Condos, co-ops, PUD (planned urban development) dwellings	2,514	138,211,406	6.50%
Manufactured and mobile homes	372	9,480,366	0.45%
Secured, property type unknown(1)	1,158	24,550,957	1.15%
Commercial	43	3,878,146	0.18%
Unsecured loans(2)	17,403	820,946,307	38.58%
Total	41,058	$2,127,710,745	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of March 31, 2013, by unpaid principal balance.

		March 31, 2013
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$135,496,846	6.48%
Delinquent	31 – 60 days	13,827,843	0.66%
	61 – 90 days	8,413,633	0.40%
	90+ days	1,396,924,326	66.79%

Modified Loans	0 – 30 days	64,587,381	3.09%
Delinquent	31 – 60 days	11,501,304	0.55%
	61 – 90 days	7,417,184	0.35%
	90+ days	21,828,246	1.04%

Bankruptcy	0 – 30 days	16,150,693	0.77%
Delinquent	31 – 60 days	2,544,447	0.12%
	61 – 90 days	1,476,071	0.07%
	90+ days	259,833,690	12.42%

Foreclosure	0 – 30 days	164,957	0.01%
Delinquent	31 – 60 days	100,000	0.01%
	61 – 90 days	224,575	0.01%
	90+ days	151,162,750	7.23%

	Total	$2,091,653,946	100.00%
All current loans	0 – 30 days	$216,399,877	10.35%

Included in the above table were second-lien mortgage loans in the amount of $1.69 billion, of which $93.5 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2013 was: $1.41 billion (including $1.31 billion at least 90 days contractually delinquent), or 84%, were performing; $33.8 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $244.2 million, or 14%, were in bankruptcy; and $302,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of March 31, 2013, by loan count.

		March 31, 2013
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing– Current	0 – 30 days	3,578	8.84%
Delinquent	31 – 60 days	292	0.72%
	61 – 90 days	165	0.41%
	90+ days	28,928	71.47%

Modified Loans	0 – 30 days	846	2.09%
Delinquent	31 – 60 days	121	0.30%
	61 – 90 days	64	0.16%
	90+ days	412	1.02%

Bankruptcy	0 – 30 days	405	1.00%
Delinquent	31 – 60 days	64	0.16%
	61 – 90 days	40	0.10%
	90+ days	4,823	11.92%

Foreclosure	0 – 30 days	2	—
Delinquent	31 – 60 days	1	—
	61 – 90 days	2	—
	90+ days	734	1.81%

	Total	40,477	100.00%
All current loans	0 – 30 days	4,831	11.94%

Included in the above table were 35,922 second-lien mortgage loans, of which 2,997 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2013 was: 30,014 loans (including 26,673 loans at least 90 days contractually delinquent), or 84%, were performing; 870 loans, or 2%, were modified due to delinquency or the borrower’s financial difficulty; 5,033 loans, or 14%, were in bankruptcy; and 5 loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the serviced for others portfolio of residential mortgage loans (exclusive of real estate assets) at March 31, 2013 and December 31, 2012:

	March 31, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,555	$400,562,418	19.15%
2nd Liens	35,922	1,691,091,528	80.85%
Total	40,477	$2,091,653,946	100.00%

	December 31, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,594	$407,719,148	19.16%
2nd Liens	36,464	1,719,991,597	80.84%
Total	41,058	$2,127,710,745	100.00%

The following tables set forth information regarding the geographic location of properties securing the serviced for others portfolio of residential mortgage loans at March 31, 2013 and December 31, 2012:

	March 31, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,048	$511,100,983	24.44%
Florida	4,445	249,524,246	11.93%
New York	1,903	167,310,635	8.00%
New Jersey	1,002	107,703,313	5.15%
Texas	3,757	104,037,489	4.97%
Illinois	1,723	76,139,877	3.64%
Nevada	1,089	67,813,854	3.24%
Georgia	1,672	61,218,107	2.93%
Maryland	890	60,182,727	2.88%
Virginia	824	58,234,017	2.78%
All Others	17,124	628,388,698	30.04%
Total	40,477	$2,091,653,946	100.00%

	December 31, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,153	$520,754,447	24.47%
Florida	4,447	250,867,949	11.79%
New York	1,925	169,753,280	7.98%
New Jersey	1,020	109,552,269	5.15%
Texas	3,793	105,532,881	4.96%
Illinois	1,770	78,248,834	3.68%
Nevada	1,110	69,161,410	3.25%
Georgia	1,704	63,683,492	2.99%
Maryland	902	61,479,787	2.89%
Virginia	839	59,356,173	2.79%
All Others	17,395	639,320,223	30.05%
Total	41,058	$2,127,710,745	100.00%

Real Estate Assets Serviced for Others

At March 31, 2013, the Company serviced for other entities 88 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $19.9 million. At December 31, 2012, the Company serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the three months ended March 31, 2013, 41 REO properties, obtained on foreclosed loans that had an aggregate UPB of $6.2 million, were sold. During three months ended March 31, 2012, 47 REO properties, obtained on foreclosed loans that had an aggregate UPB of $5.9 million, were sold.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview. At March 31, 2013, the Company had total assets of $20.7 million and had stockholders’ equity of $7.6 million. Stockholders’ equity at December 31, 2012 was $8.6 million. The Company had a net loss both before and after tax of $1.0 million for the three months ended March 31, 2013, compared with a net loss both before and after tax of $850,000 for the same three-month period ended March 31, 2012. The Company had a loss per common share for the three months ended March 31, 2013 and 2012 of $0.10 and $0.08, respectively, on a basic and diluted basis.

Revenues decreased by $32,000 to $2.51 million for the three months ended March 31, 2013, from $2.54 million for the three months ended March 31, 2012. The decrease in revenues in the three months ended March 31, 2013 resulted principally from the absence of due diligence fees (included in Other income within Revenues) in the first quarter of 2013 due to exiting the due diligence services business in the second quarter of 2012. Servicing revenues increased slightly by $85,000 to $2.4 million from $2.3 million principally due to increased collections on one existing Bosco servicing contract and the addition of a new Bosco VI servicing contract. The increases in servicing and collection fees earned from the Bosco portfolios were partially offset by reduced servicing and collection fees earned from declining portfolios of loans serviced for other third parties, including the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. The Company’s revenues during the three months ended March 31, 2013 and 2012 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the various Bosco entities.

As of March 31, 2013, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party. At March 31, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties.

At March 31, 2013, the Company actively serviced and provided recovery collection services on a total population of approximately 40,600 loans and real estate properties, approximately 31,500 loans for all of the Bosco-related entities.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.7 million and $1.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 70% and 60% of the total servicing revenues earned during the three months ended March 31, 2013 and 2012, respectively. Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $130,000 for the three months ended March 31, 2013 and at March 31, 2013, had accumulated to approximately $3.0 million. The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap. In addition, at March 31, 2013, the Company had deferred servicing fees from Bosco VI in the aggregate amount of $101,000 due to a provision in the Company’s servicing agreement with Bosco VI, which capped the servicing fee during the time period that a loan to Bosco VI remained outstanding (in January 2013, Bosco VI paid the loan off in full).

Prior to the prepackaged bankruptcy filing of its former parent company, Franklin Holding, the Company charged Franklin Holding a management fee that was estimated based on internal services rendered by its employees to Franklin Holding; yet, no management fee had been recognized for such period since 2011 due to the uncertainty of collection due to Franklin Holding’s reduced available cash and then pending bankruptcy filing. As a result of the uncertainty of collection of the management fees due to Franklin Holding’s reduced available cash and then pending bankruptcy filing, during the quarter ended March 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the amount of approximately $204,000 for the estimated cost of internal services rendered by its employees and expenses paid for Franklin Holding during the quarter ended March 31, 2012.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, that provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended March 31, 2013, approximately $16,000 of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services will be material.

Revenues. Revenues decreased by $32,000 to $2.51 million during the three months ended March 31, 2013, from $2.54 million during the same three-month period in 2012. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) increased by $85,000, or 4%, to $2.4 million during the three months ended March 31, 2013 from $2.3 million during the corresponding three months in the prior year. This increase was principally the result of increased collections on one existing Bosco servicing contract and the addition of the Bosco VI servicing contract. These increases were partially offset by reduced servicing and collection fees earned from declining portfolios of loans serviced for third parties, including the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. The increase in servicing fees was due principally to (i) an increase of $210,000 from servicing the Bosco II portfolio, from $1.1 million for the three months ended March 31, 2012 to $1.3 million for the three months ended March 31, 2013, and (ii) $139,000 earned for the three months ended March 31, 2013 from the new Bosco VI servicing contract (added in May 2012). Partially offsetting these increases was a decline of $200,000, or approximately 25%, from servicing the portfolio for the Company’s significant unrelated client from $801,000 for the three months ended March 31, 2012 to $601,000 for the three months ended March 31, 2013.

Servicing fees from new additional servicing contracts entered into with Bosco II and new servicing contracts entered into with Bosco V, as of the quarter ended March 31, 2013, did not contribute additional meaningful revenues for the three months ended March 31, 2013.

Other income (principally rental income, due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $117,000, or 49%, to $121,000 during the three months ended March 31, 2013 from approximately $238,000 during the corresponding three months of 2012. This decrease was principally the result of the absence of due diligence fees in the three months ended March 31, 2013, compared with $143,000 in the three months ended March 31, 2012 due to the Company exiting the due diligence services business in the second quarter of 2012. Partially offsetting this revenue decline in the three months ended March 31, 2013 was $16,000 for management fees for services provided by the Company to the bankruptcy estate of its former parent, Franklin Holding, and an increase of $11,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties, which amounted to $89,000 for the three-month period ended March 31, 2013.

Operating Expenses. Operating expenses increased by $138,000, or 4%, to $3.5 million during the three months ended March 31, 2013 from $3.4 million during the same period in 2012. Total operating expenses include, collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses decreased by $130,000, or 4%, to $3.4 million during the three months ended March 31, 2013, from $3.3 million during the corresponding three-month period in 2012. Salary and employee benefits expenses decreased by $78,000, or less than 4%, to $1.9 million during the three months ended March 31, 2013, from the three months ended March 31, 2012. The number of servicing employees increased to 72 at March 31, 2013, from 69 employees at March 31, 2012 and 71 employees at December 31, 2012. Included in the reduction in salary expenses was a $34,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 97 employees at March 31, 2013, compared with 101 employees at March 31, 2012 and 99 employees at December 31, 2012.

Communications and technology costs decreased by $20,000 during the three months ended March 31, 2013, from $245,000 during the corresponding period in 2012, and Facility costs decreased by $4,000 during the three months ended March 31, 2013, from $475,000 during the corresponding period in 2012. All other expenses (Collection, general and administrative expenses) increased by $114,000, or 28%, during the three months ended March 31, 2013, from the three months ended March 31, 2012. Included in All other expenses during the three months ended March 31, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000; and, there were no contract underwriter costs incurred during the three months ended March 31, 2013, compared with $22,000 in the three months ended March 31, 2012. The Company exited the due diligence services business during the second quarter of 2012. Professional fees increased by $117,000 during the three months ended March 31, 2013, from $202,000 during the corresponding period in 2012, principally due to increases of (i) $20,000 for portfolio modeling fees, (ii) $21,000 in outside legal fees, (iii), $30,000 for the Company’s servicing SSAE 16 review, which was due to the timing of the review although the cost for the 2012 review was reduced from the cost for the 2011 review, and (iv) $25,000 for audit fees related to the Company’s filings as a new SEC filer following the emergence as a separate company through the voluntary prepackaged plan of bankruptcy reorganization of Franklin Holding. Various other general and administrative expenses decreased by approximately $13,000 during the three months ended March 31, 2013, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $8,000 for the three months ended March 31, 2013 and was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. There was no interest expense incurred for the three months ended March 31, 2012.

Depreciation expenses decreased by an immaterial amount in the three months ended March 31, 2013, compared with the same three-month period of 2012.

Pre-tax loss in the three months ended March 31, 2013 increased by $170,000 to a net loss of $1.0 million, from a pre-tax loss of $850,000 during the three months ended March 31, 2012, for the reasons set forth above.

The Company did not record a tax provision during either the three months ended March 31, 2013 or the three months ended March 31, 2012.

Liquidity and Capital Resources

General

As of March 31, 2013, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Company’s credit facility (the “Licensing Credit Agreement”) with The Huntington National Bank (the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. At March 31, 2013, there was no debt outstanding under the revolving line and approximately $4.4 million of undrawn letters of credit issued under the Licensing Credit Agreement with the Bank. The Licensing Credit Agreement expires on March 31, 2014. See Note 7.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At March 31, 2013, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties.

At March 31, 2013, the Company had cash and cash equivalents of $517,000 compared with $585,000 at December 31, 2012. At March 31, 2013, the Company had restricted cash of $16.4 million compared with $15.4 million at December 31, 2012. Included in Restricted cash at March 31, 2013 and December 31, 2012 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $8.9 million and $7.9 million, respectively, that was restricted under the Company’s servicing agreements with third parties.

Also, included in Restricted cash at both March 31, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 7.

Net cash used in operating activities was $306,000 during the three months ended March 31, 2013 compared to $743,000 in net cash used during the three months ended March 31, 2012 This decrease in net cash used was principally due to (i) the Company’s charge off of receivables, during the three months ended March 31, 2012, due from its former parent company, Franklin Holding, in the aggregate amount of approximately $204,000 for management fees and unreimbursed expenses, the collection of which was determined to be in doubt; and, the charge off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity – and (ii) an increase in Accrued expenses and other current liabilities in the amount of $619,000. The decrease in net cash used was somewhat offset by decreases in (i) Other assets and Receivables, aggregating a net $209,000 and (ii) the increase in the net loss during the three months ended March 31, 2013 in the amount of $170,000 compared to the three months ended March 31, 2012.

Net cash provided in investing activities was $293,000 during the three months ended March 31, 2013, compared to $60,000 of net cash used in the three months ended March 31, 2012. The increase in net cash provided in investing activities during the three months ended March 31, 2013 was due principally to the payment of $250,000 by Mr. Axon for a portion of the Company’s then outstanding membership interest in Bosco VI and distributions received from the investment in Bosco VI in the amount of approximately $47,000. The net cash used in investing activities during the three months ended March 31, 2012 was due to capital improvements made to the Company’s condominium office space. See Note 4.

Net cash used in financing activities during the three months ended March 31, 2013 totaling $55,000 was due to payments made on the note payable to the bankruptcy estate of Franklin Holding. See Note 6.

Borrowings

At March 31, 2013, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 7.

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

Interest Rate Risk

As of March 31, 2013, the Company had no investments in financial assets or borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chairman and Principal Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material. In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 subsidiaries of the Company’s former parent company had originated and acquired mortgage loans on a nationwide basis, we must comply and were required to comply with various state and Federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 1A. RISK FACTORS

Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K, other than as set forth below.

Risks Related to the Company’s Business

•	If the Company’s lender fails to renew its Licensing Credit Agreement for additional terms, the Company’s revolving line of credit and letter of credit facilities will expire on March 31, 2014.

•	The clients for whom the Company services loans may transfer its rights as servicer and the Company may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

	-	The Company’s significant unrelated party client has recently indicated its intention to seek to sell the mortgage portfolio currently serviced on its behalf by the Company. Although the client has the right to terminate the servicing of any such loans without cause upon ninety (90) days written notice, any such termination would be subject to a termination fee of one half of one percent of the then outstanding unpaid principal balance of such mortgage loans. The servicing revenue earned from this client for the quarter ended March 31, 2013, was $601,000. The unpaid principal balance of mortgage loans serviced for this unrelated party client at March 31, 2013 was approximately $304 million. Should a sale be consummated, the Company’s ability to fund operating expenses may be adversely affected, if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

•	The Company’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

•	A prolonged economic slowdown or a lengthy or severe recession could harm the Company’s servicing operations, particularly if it results in a decline in the real estate market.

•	The Company’s servicing business is sensitive to, and can be affected by, changes in interest rates.

•	The Company may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	If the Company does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect the Company’s operations.

	-	As disclosed in the section entitled “Licenses to Service Loans” and Note 12 for the quarterly period ended March 31, 2013 on this Form 10-Q, at March 31, 2013, as a result of continued operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan and New York State and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). There can be no assurance that the Company will be able to regain compliance with minimum net worth requirements in Illinois, Massachusetts, Michigan and New York State, that the New York State Department of Financial Services will approve the Company’s application to be a registered residential mortgage servicer, which is still pending, or that administrative action will not be taken against the Company, which could include denial, revocation or suspension of a license or authority, an order to cease and desist servicing loans in those states, requirement for the filing of a corrective action plan or entry into a consent order, or assessment of fines, or any combination of the above, because of non-compliance, temporary or otherwise, with minimum net worth requirements, in which case our business would be adversely affected. Should the Company’s operating losses continue, the Company will become noncompliant with the requirements to maintain certain licenses in a number of other states.

•	A significant amount of the mortgage loans that the Company services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and the Company’s operations could be harmed by economic downturns or other adverse events in these states.

•	The Company may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

•	A number of the second-lien mortgage loans that the Company services may be subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and defaults and contribute to a decrease in servicing and collection revenues.

•	Legal proceedings and regulatory investigations could be brought or initiated that could adversely affect the Company’s financial results.

•	Given the nature of the industry in which the Company operates, the Company’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

•	The Company is exposed to counterparty risk and there can be no assurances that the Company will manage or mitigate this risk effectively.

•	The success and growth of the Company’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

•	If the Company does not effectively manage changes and growth in its business, its financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm the Company’s business.

•	An interruption in or breach of the Company’s information systems may result in lost business and increased expenses.

•	The Company is exposed to the risk of environmental liabilities with respect to properties to which the Company took title.

•	A loss of the Company’s Chairman and President may adversely affect its operations.

•	Adverse developments in general business, economic and political conditions could have a material adverse effect on the Company’s financial condition and its results of operations.

•	Failures in the Company’s internal controls and disclosure controls and procedures could lead to material errors in the Company’s financial statements and cause the Company to fail to meet its reporting obligations.

Risks Related to the Distribution

•	The Company’s agreements with the bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

•	If the Distribution is determined to be taxable for U.S. Federal income tax purposes, the Company and its stockholders could incur significant U.S. Federal income tax liabilities.

•	Certain adverse tax consequences could result from the Distribution of the Company from Franklin Holding.

•	The Company must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

•	If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, the Company may be required to file a notice or application in such states, which could delay or inhibit the Company’s ability to conduct business in these states.

•	The Company may face potential successor liability.

•	A receivable in the amount of $1.0 million may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as the Company.

Risks Related to the Company’s Securities

•	Thomas J. Axon effectively controls the Company, substantially reducing the influence of the Company’s other stockholders.

•	The Company’s shares of common stock are quoted by broker-dealers on the OTCQB Venture Marketplace tier of the OTC Markets, which may adversely impact the price and liquidity of the common stock and the Company’s ability to raise capital in the future.

•	The Company’s organizational documents and Delaware law may make it harder for the Company to be acquired without the consent and cooperation of its Board of Directors and management.

•	The Company’s quarterly operating results may fluctuate and cause the Company’s stock price to decline.

•	There may be a limited public market for the Company’s common stock and the Company’s stock price may experience volatility.

•	While the Company currently qualifies as an “emerging growth company” under the JOBS Act, the Company could lose that status, which could increase the costs and demands placed upon the Company.

•	The Company is an “emerging growth company” and the Company cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

Risks Related to the Regulation of the Company’s Industry

•	New legislation and regulations directed at curbing predatory lending and servicing practices could restrict the Company’s ability to service non-prime residential mortgage loans, which could adversely impact the Company’s earnings.

•	The Company may be subject to fines or other penalties based upon the conduct of independent brokers of its former parent company’s subsidiary.

•	The Company is subject to reputation risks from negative publicity concerning the mortgage industry.

•	The Company is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

•	If many of the borrowers of the loans the Company services become subject to the Servicemembers Civil Relief Act of 2003, the Company’s cash flows and service fee income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact the Company’s business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number
3.1	Sixth Amended and Restated Certificate of Incorporation of Franklin Credit Management Corporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012.

3.2	Amended and Restated By-laws of Franklin Credit Management Corporation. Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012.

10.1	Amendment No. 6 to the Amended and Restated Credit Agreement (Licensing) entered into on February 14, 2013 by and among the Registrant, The Huntington National Bank, and Huntington Finance LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 14, 2013.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed herewith.
(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; is deemed not filed for purposes of the Exchange Act; and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT MANAGEMENT CORPORATION

May 15, 2013

	By:	/s/THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)
May 15, 2013

	By:	/s/KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)