Form 10-Q
period 2013-06-30
Franklin Credit Management Corp
filed 2013-08-14
CIK 1555458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(201) 604-1800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 7, 2013: 10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION
BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	June 30, 2013	December 31, 2012
Cash and cash equivalents	$960,985	$585,429
Restricted cash	15,222,864	15,442,254
Investment in Bosco VI	398,214	749,718
Receivables	2,453,012	2,287,849
Building, furniture and equipment, net	393,436	535,433
Other assets	518,408	672,951
Total assets	$19,946,919	$20,273,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Servicing liabilities	$7,691,908	$7,918,763
Note payable	905,683	1,016,583
Accrued expenses and other current liabilities	3,507,442	2,701,107
Total liabilities	12,105,033	11,636,453

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; authorized 3,000,000; issued – none	—	—
Common stock, $.01 par value, 22,000,000 authorized shares;issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,903,736	8,403,736
Retained (deficit)/earnings	(1,162,210)	133,085
Total stockholders' equity	7,841,886	8,637,181

Total liabilities and stockholders' equity	$19,946,919	$20,273,634

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Servicing income	$3,019,605	$2,551,713	$5,405,355	$4,852,187
Other income	118,932	256,282	239,967	494,560
Interest income	3,754	5,591	8,090	10,267
Total revenues	3,142,291	2,813,586	5,653,412	5,357,014

Operating Expenses:
Collection, general and administrative	3,338,172	3,289,917	6,787,423	6,608,804
Depreciation	71,248	75,463	145,430	150,005
Interest - from parent	7,744	—	15,854	—
Total expenses	3,417,164	3,365,380	6,948,707	6,758,809

Net loss before provision for income taxes	(274,873)	(551,794)	(1,295,295)	(1,401,795)
Provision for income taxes	—	—	—	—
Net loss	$(274,873)	$(551,794)	$(1,295,295)	$(1,401,795)

Net loss per common share Basic and diluted	$(0.03)	$(0.05)	$(0.13)	$(0.14)

Weighted average number of shares Outstanding, basic and diluted	10,035,993	10,035,993	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, JANUARY 1, 2013	10,035,993	$100,360	$8,403,736	$133,085	$8,637,181

Capital contribution	—	—	500,000	—	500,000
Net loss	—	—	—	(1,295,295)	(1,295,295)

BALANCE, JUNE 30, 2013	10,035,993	$100,360	$8,903,736	$(1,162,210)	$7,841,886

In May 2013, Thomas J. Axon made a non-refundable capital contribution of $500,000 in cash to the Company in contemplation of the consummation of a capitalization agreement proposed by Mr. Axon to increase the net worth and liquidity of the Company. Although this proposal is being considered by the Company's Audit Committee, the capital contribution is not refundable should an agreement not be consummated. See Note 1.

See Notes to Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,295,295)	$(1,401,795)
Changes in operating activities:
Depreciation	145,430	150,005
Non-dividend distributions – other	—	(879,978)
Changes in operating assets and liabilities:	—	—
Restricted cash	219,390	9,704
Receivables	(165,163)	128,443
Other assets	154,543	(45,212)
Accrued expenses and other current liabilities	806,335	458,276
Servicing liabilities	(226,855)	(9,704)
Net cash used in operating activities	(361,615)	(1,590,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Bosco VI joint venture	—	(1,499,718)
Proceeds from sale of investment in Bosco VI joint venture	250,000	—
Recovery of investment in Bosco VI joint venture	101,504	—
Purchase of equipment, furniture and fixtures	(3,433)	(65,774)
Net cash provided by/(used in) investing activities	348,071	(1,565,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	500,000	—
Principal payments on note payable	(110,900)	—
Net cash provided by financing activities	389,100	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	375,556	(3,155,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	585,429	4,647,495
CASH AND CASH EQUIVALENTS, END OF PERIOD	$960,985	$1,491,742

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$15,854	$—
Cash paid for taxes	$—	$—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

As used herein, references to the "Company," "Franklin Credit," "we," "our" and "us" refer to Franklin Credit Management Corporation ("FCRM"); and, references to "Bosco I" refers to Bosco Credit, LLC; "Bosco II" refers to Bosco Credit II, LLC; "Bosco III" refers to Bosco Credit III, LLC; "Bosco IV" refers to Bosco Credit IV, LLC; "Bosco V" refers to Bosco Credit V, LLC; and, "Bosco VI" refers to Bosco Credit VI, LLC.

Overview

On August 10, 2012 (the "Distribution Date"), eighty percent (80%) of the outstanding common stock of the Company, representing all of the outstanding common stock of the Company held by its former parent company, Franklin Credit Holding Corporation ("Franklin Holding"), was distributed to holders of the common stock of Franklin Holding as of August 2, 2012 (the "Record Date") pursuant to Franklin Holding's confirmed and effective prepackaged plan of bankruptcy reorganization (the "Prepackaged Plan"). As consideration for the distribution of the Company's common stock to stockholders of Franklin Holding (the "Distribution"), the Company paid the bankruptcy estate of Franklin Holding $250,000 in cash on the Distribution Date and executed a note for $1,109,000 on August 2, 2012 payable, in monthly installments commencing on September 1, 2012, over a period of five years (plus interest at the rate of 3.25% per annum). The aggregate of these amounts, $1,359,000, represented the fair market value of the Company as of December 31, 2011, as determined by an independent third-party appraiser. See Note 6.

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company, and at June 30, 2013 had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of the common stock.

Franklin Credit is a Delaware corporation incorporated in February 1988. Franklin Credit's common stock is currently quoted by broker-dealers on the Over the Counter Quote Board ("OTCQB") Venture Marketplace tier of the Over the Counter ("OTC") Markets under the trading symbol FCRM. Franklin Credit's administrative and executive office is located in Jersey City, New Jersey.

Capital Contribution

The Company's Audit Committee and Thomas J. Axon ("Mr. Axon") are in discussions in regards to a capitalization agreement (the "Agreement") to increase net worth and liquidity. In May 2013, Mr. Axon made an initial capital contribution of $500,000 in cash to the Company in contemplation of consummating the Agreement. The $500,000 capital contribution is not refundable should the Agreement not be consummated.

Axon has proposed the following capitalization and funding terms (the "Proposal") for the review and consideration of the Audit Committee:

•
In addition to receiving a credit for the initial capital contribution of $500,000, Mr. Axon would contribute a minimum of $200,000 in cash monthly on the 20th of each month for the term of the Agreement. Mr. Axon would be able to provide additional cash contributions at any time during the term of the Agreement, but would not be able to make any withdrawals or receive any distributions for the duration of the Agreement. The term of the Agreement would be for a period of 18 months.

•
The Company would provide Mr. Axon an exclusive right and option to purchase the Company's condominium unit at 6 Harrison Street and its condominium apartment at 350 Albany Street (the "Properties") for an aggregate purchase price of approximately $4,000,000. The aggregate cash capital contributions made by Mr. Axon to the Company would be credited in full against the aggregate purchase price. At such time as Mr. Axon has contributed the full purchase price to the Company per the terms of the Agreement, he would be entitled to exercise an exclusive option to acquire title to the Properties. The Company would be prohibited from granting security interests in or pledging the Properties to any third party (other than in favor and for the benefit of Communication Workers of America Local 1180 Members Annuity Fund) without the prior approval of Mr. Axon during the term of the Agreement. The Company would retain all legal and economic rights and obligations to the Properties until such time as Mr. Axon has paid the full purchase price for the properties and exercised his option to purchase the Properties.

•
The exclusive option to purchase the Properties by Mr. Axon for the aggregate cash contributions of approximately $4,000,000 will be based on an independent appraisal of the Properties performed by a mutually agreeable appraiser and consideration of certain contractual arrangements, actions, and obligations undertaken by Mr. Axon, historically, presently and prospectively, for the benefit of the Company.

The Proposal and Agreement are subject to review and approval of the Company's Audit Committee and other corporate formalities, and, therefore there can be no assurance that an Agreement, under any terms, will be consummated. In addition, the Company's Audit Committee may consider other factors in consideration of or determining the initial cash contribution and the approximate purchase price by Mr. Axon. If consummated, the Proposal would assist the Company in attempting to comply with the minimum net worth and liquidity requirements established by the New York State Department of Financial Services and similar requirements of other states, the Federal Housing Administration ("FHA") and Ginnie Mae. See Note 11.

If the agreement is not consummated, the Company's Compensation Committee may consider a restricted stock award of a certain number of common shares of the Company to Mr. Axon with an aggregate grant date fair value of $500,000, based on the closing price of common stock on that date.

The Company's Business – Loan Servicing and Collection Operations

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties. The Company's servicing operations, including specialized loan recovery and collection servicing, maintain a call center staffed by professionals and is skilled in customer service, collections, loss mitigation, foreclosure, bankruptcy, real estate property management/disposition, deficiency recovery and judgment processing, and on-site visits to the borrower's property. In addition, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government's HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac.

At June 30, 2013, the Company's specialty servicing and collection business consisted of 71 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 39,000 loans and real estate properties (with an unpaid principal balance of approximately $2.0 billion), including a total of approximately 30,700 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,800 home equity loans for Bosco I; approximately 23,700 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 570 actively serviced loans pledged by subsidiaries of the Company's former parent company to a consortium of lenders, including Bosco III, a 50% participant; 2,400 non-performing subordinate lien loans serviced for Bosco V; and, approximately 1,740 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI. See Note 10.

Included in the Company's revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.5 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 65% and 61% of the total servicing revenues earned during the six months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 68% of the total servicing revenues, excluding from servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, during the six months ended June 30, 2013. See Note 10.

Sale of a Portion of a Portfolio of Mortgage Loans Serviced by the Company

The Company's significant unrelated party client sold a portion of its mortgage portfolio, serviced on its behalf by the Company in May 2013, and the Company entered into an interim servicing agreement with the purchaser to continue to service the sold loans until June 10, 2013. The sold loans were transferred to the purchaser's servicer, and the interim servicing agreement terminated, effective June 10, 2013.

As a result of the sale of a portion of the mortgage portfolio, the Company ceased the servicing of approximately 575 loans with an unpaid principal balance (“UPB”) of approximately $58.1 million effective June 10, 2013. The Company's servicing revenues earned for servicing the portion of the mortgage portfolio sold by this unrelated party client was approximately $73,000 during the three months ended June 30, 2013. The Company was paid a servicing termination fee of $290,000.

At June 30, 2013, the Company continued to service for this unrelated party client approximately 1,767 loans with a UPB of approximately $251.8 million.

The Company's significant unrelated party client has indicated its intention to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company in two or more tranches before year-end 2013, with the first sale possibly by September 30, 2013. See Note 14.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York (in which the Company has an application pending with the New York State Department of Financial Services), which requires the Company to maintain an adjusted net worth of approximately $500,000. Further, the FHA requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in Illinois, Massachusetts, Michigan, and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Company's credit agreement (the "Licensing Credit Agreement") with The Huntington National Bank ("Huntington" or the "Bank") and the Company's commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company's licenses and prevent the Company from continuing to service loans in certain states. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent six months ended June 30, 2013 of $1.3 million. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At June 30, 2013, as a result of the Company's operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan, and New York State and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). The Company has had discussions with its President, Chairman and majority stockholder, Thomas J. Axon, regarding capital contributions to the Company from him and/or sale to him of the Company's commercial and residential condominium units, both located in Manhattan, for approximately $4 million (subject to the approval of the Company's Audit Committee, updated property appraisals, and other corporate formalities), which may enable the Company to regain compliance with net worth requirements within approximately the next eighteen months in New York State and for FHA and Ginnie Mae. We anticipate that the Audit Committee will complete its due diligence of the transaction proposed by Mr. Axon by the end of August 2013. There can be no assurance that Mr. Axon will make such capital contributions to the Company and/or that the sale of its commercial and residential condominium units will be consummated.

By letter dated May 8, 2013, the New York State Department of Financial Services (the "Department") requested that the Company submit a written capital plan (the "Plan"), which the Company submitted on June 13, 2013. The Plan, which is currently under the consideration of the Department, proposes to address, among other things, the minimum level of adjusted net worth and liquidity the Company expects to maintain. If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation. See Note 11.

Financing

Under the Company's credit agreement (the Licensing Credit Agreement) with the Bank, the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. On February 14, 2013, the Company entered into a sixth amendment to the Licensing Credit Agreement with the Bank, which extended the termination date of the Licensing Credit Agreement to March 31, 2014. At June 30, 2013, the Company had no debt outstanding under the revolving line and approximately $4.4 million of undrawn letters of credit issued under the Licensing Credit Agreement. See Note 7.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. However, these unaudited Financial Statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods. These unaudited financial statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 29, 2013 with the SEC for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates and assumptions primarily arise from uncertainties and changes associated with interest rates and credit exposure related to the loans the Company services for third parties, useful lives of fixed assets and allowance for income taxes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur that could cause actual results to differ materially.

Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the three and six months ended June 30, 2013 and 2012.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would be expected to have a material impact on the Company's financial position or results of operations.

3.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Bank. Included in Restricted cash at June 30, 2013 and December 31, 2012 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $7.7 million and $7.9 million, respectively. Included in Restricted cash at both June 30, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien). See Note 7.

4.	INVESTMENT IN BOSCO VI

At June 30, 2013, the Company had a $398,000 investment (approximately a 10% investment interest) and a 16.09% membership interest in Bosco VI, with Mr. Axon holding the remaining investment and membership interests in Bosco VI.

In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate lien loans with an unpaid principal balance of approximately $100.8 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company's initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the "Loan") with a third-party lender in the amount of $1,500,000. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until it was paid off in January 2013, in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. See Note 10.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City ("Unit 6"), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company's carrying value of Unit 6 at June 30, 2013 was $232,000. The personal loan to Mr. Axon by the third-party lender is outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company's investment interest in Bosco VI for $750,000. Following the investment interest purchase, at December 31, 2012, the Company's profit participation in Bosco VI was 16.09% and its outstanding capital contribution was $750,000.

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

Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company's investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% membership interest in Bosco VI. The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the six months ended June 30, 2013, the Company received distributions from Bosco VI totaling approximately $102,000, which were recognized as reductions of the Company's investment. At June 30, 2013, the Company's outstanding investment in Bosco VI was approximately $398,000, representing approximately a 10% investment interest.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans (the "Monthly Cap") was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten month period. The Company's services may be terminated only for cause. See Note 10.

5.	RECEIVABLES

Receivables at June 30, 2013 and December 31, 2012 consisted of:

	June 30, 2013	December 31, 2012
Due from affiliates	$1,225	$81,731
Third-party servicing fees and expenses	544,831	482,780
Servicing fees and expenses due from Bosco-related entities	906,956	723,338
Other receivables	1,000,000	1,000,000
	$2,453,012	$2,287,849

Due from affiliates at June 30, 2013 and December 31, 2012 consisted of management fees for administrative services provided to the bankruptcy estate of the Company's former parent company and its former sister companies (collectively referred to as Franklin Holding). The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company's employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved. See Note 6.

Beginning in June 2012, the Company began to provide the accounting, administrative and tax services for the bankruptcy estate and, subsequent thereto, the liquidation manager of Franklin Holding.

Other receivables at both June 30, 2013 and at December 31, 2012 consisted principally of funds, as a source of indemnification for certain officers and directors of Franklin Holding, held by a trustee for a trust, to provide specifically designated executive officers and directors with indemnification protection contemplated by Franklin Holding's certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by the Company, the Company has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and the Company's claim was treated as an allowed general unsecured claim under Franklin Holding's prepackaged bankruptcy plan. The Company has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company's assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management's belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, the Company determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the Prepackaged Plan), and did not procure an extended directors' and officers' liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan. See Notes 6 and 10.

6.	NOTE PAYABLE

As consideration for the distribution on August 10, 2012 of all of the common shares of the Company held by its former parent company, Franklin Holding, and as required under Franklin Holding's Prepackaged Plan, (i) on August 2, 2012, the Company executed a promissory note in the amount of $1,109,000 payable in monthly installments over a period of five years at an interest rate of 3.25% per annum (the "Note"), which is guaranteed by Thomas J. Axon, the Chairman and President of Franklin Credit, and (ii) on August 10, 2012, the Company made a cash payment of $250,000 (the "Cash Payment") to the bankruptcy estate of Franklin Holding. The Note and Cash Payment (the aggregate amount of which represents the market value as determined by an independent third-party valuation firm) are to be used to pay the expenses, allowed administrative claims, and other additional costs of winding down Franklin Holding and its bankruptcy estate under the terms of the Franklin Holding's Prepackaged Plan.

For the term of the Note, which began September 1, 2012, on the first day of each month the Company pays to the bankruptcy estate of Franklin Holding $18,483 per month, plus interest of 3.25% calculated on the outstanding Note balance at the close of the prior month, based on a 360-day year multiplied by the actual number of days elapsed each month. The Company may prepay the principal due on the Note without penalty. If payments are not made on time, there is a late charge of five cents ($0.05) for each dollar ($1.00) of the delinquent payment. The default interest rate for the Note in an event of default (as defined in the Note) would be 8.25%. The representations, warranties and covenants of the Company, which are contained in the Note, are typical for agreements of that type.

During the six months ended June 30, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $127,000, which included interest of approximately $16,000, in accordance with the terms of the Note. No such payments were required to be made by the Company during the six months ended June 30, 2012. At June 30, 2013 and December 31, 2012, the Company had approximately $906,000 and $1.0 million, respectively, outstanding under this note payable.

7.	FINANCING AGREEMENT

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

At June 30, 2013, the Company had no debt outstanding under the revolving line; and, at June 30, 2013, the Company had approximately $4.4 million of undrawn letters of credit issued under the letter of credit facility. Although the Company has proposed to the Bank finding a replacement facility with another lending institution that would accept a transfer and assignment of the Bank's obligations and liabilities under the Licensing Credit Agreement in exchange for at least a portion of the collateral pledged thereunder, the Bank has not indicated its agreement with such a proposal.

8.	INCOME TAXES

The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company's major tax jurisdictions are Federal (consolidated with its parent company, Franklin Holding, until September 23, 2010), which remains subject to examination from and including the years 2009 to 2012, and New Jersey which remains subject to examination from and including the years 2009 to 2012. The Company expects the New Jersey examination to conclude by the end of the third quarter 2013. The Company is not under any other examination by any other taxing authorities.

As of June 30, 2013 and December 31, 2012, the Company had tax net operating loss carryforwards with the state of New Jersey estimated at approximately $5.1 million and $3.8 million respectively. As of June 30, 2013 and December 31, 2012, the Company had Federal tax net operating loss carryforwards estimated at approximately $5.4 million and $4.1 million, respectively. The net operating loss carryforwards expire in various years beginning in 2018 through 2031.

9.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of June 30, 2013, were heavily concentrated with loans serviced for related parties. As of June 30, 2013, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At June 30, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At June 30, 2013 and December 31, 2012, the Company serviced and provided recovery collection services on a total population of approximately 30,700 loans and 32,100 loans, respectively (approximately 78% of the total loans serviced for both periods), with a UPB of approximately $1.53 billion and $1.6 billion, respectively, for the Bosco-related entities. Bosco II is the Company's largest servicing client.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for third-party entities at June 30, 2013:

Location	June 30, 2013
California	24.82%
Florida	12.15%
New York	8.14%
New Jersey	5.06%
Texas	4.97%
Illinois	3.69%
Nevada	3.32%
Maryland	2.94%
Georgia	2.93%
Virginia	2.77%
All Others	29.21%
100.00%
Financing – The Company's available credit facility is with one financial institution, Huntington.

10.	RELATED PARTY TRANSACTIONS

Ownership of the Company – There are 10,035,993 shares of issued and outstanding common stock of the Company. On August 10, 2012, 8,028,795 shares of the Company's common stock were distributed to shareholders of its former parent company, Franklin Holding, (pursuant to the Prepackaged Plan), with Thomas J. Axon retaining his additional direct investment of 2,007,198 shares of common stock of the Company. As Mr. Axon was also a shareholder of Franklin Holding, following the distribution, Mr. Axon now holds 5,636,139 shares of the common stock of the Company, which represents approximately 56% of the outstanding shares of the Company's common stock.

Bosco-Related Entities – At June 30, 2013, the Company's specialty servicing and collection business serviced, provided recovery collection services and actively managed approximately 30,700 first and second-lien loans for the Bosco entities, which are related-party entities of the Company (the Bosco entities are owned or controlled by Thomas J. Axon, the Company's Chairman, President and majority stockholder), as follows: approximately 1,800 home equity loans for Bosco I; approximately 23,700 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 570 actively serviced loans pledged by subsidiaries of the Company's former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately four (4) real estate owned properties serviced for Bosco IV; approximately 2,400 non-performing subordinate lien loans serviced for Bosco V; and, approximately 1,740 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI. In general, servicing fees for first-lien and second-lien loans and certain loans based on loan level delinquency or status in bankruptcy or foreclosure are assessed on a per unit fee basis or a percentage of monthly collections for loans based on the stage of delinquency or for settlements, property dispositions and other collections; servicing fees for delinquent subordinate-lien residential mortgage loans are assessed based on a percentage of monthly collections; and the Company is entitled to reimbursement of certain third-party fees and expenses incurred in the servicing and collection of the loans.

Included in the Company's revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.5 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 65% and 61% of the total servicing revenues earned during the six months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 69% of the total servicing revenues, excluding from servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, during the six months ended June 30, 2013.

The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 62% of the total servicing revenues earned during both the three months ended June 30, 2013 and 2012. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 68% of the total servicing revenues, excluding from servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, during the three months ended June 30, 2013.

Bosco I Servicing Agreement – In May 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately 2,740 residential home equity line of credit mortgage loans aggregating approximately $245 million. Bosco I was organized by the Company, and the membership interests in Bosco I include the Company's Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company's directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. The Company's servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended. Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit the Company to remain the servicer of the mortgage loans. The Bosco I servicing agreement also expired on May 28, 2011.

Included in the Company's revenues were servicing fees recognized from servicing the Bosco I portfolio of $174,000 and $163,000 for the three months ended June 30, 2013 and 2012, respectively. Included in the Company's revenues were servicing fees recognized from servicing the Bosco I portfolio of $324,000 and $322,000 for the six months ended June 30, 2013 and 2012, respectively.

On February 27, 2009, at the request of the Bosco I lenders, the Company adopted a revised fee structure, which was approved by the Company's Audit Committee. The revised fee structure provided that, for the next 12 months, the Company's monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I's lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of the Company's servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.

On October 29, 2009, at the additional request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, the revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the "Bosco Amendment"), which was approved by the Company's Audit Committee.

Under the terms of the Bosco Amendment, the Company is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco I (such amount being the "Monthly Cap"), the excess is deferred, without the accrual of interest. The cumulative amounts deferred would be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes ("Notes") payable by Bosco I to the lenders, which were entered into to finance the purchase of and are secured by the loans serviced by the Company, is repaid, refinanced, released, accelerated, or the amounts owing there under increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Notes, the lenders' right to payment under such Notes shall be prior in right to the Company's rights to such deferred fees.

The Bosco Amendment did not alter the Company's right to receive a certain percentage of collections in the event Bosco I's indebtedness to the Lenders is repaid in full, the Bosco I equity holders are repaid in full the equity investment in Bosco I made prior to Bosco I entering into the loan agreement with the lenders, and the lenders and Bosco I's equity holders have received a specified rate of return on their debt and equity investments.

As of June 30, 2013, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.

Bosco II Servicing Agreement – In September 2010, the Company entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from an indirect trust subsidiary of the Bank. 100% of the membership interest in Bosco II is held by the Company's Chairman and President, Thomas J. Axon. The Bosco II Servicing Agreement governs the servicing of approximately 16,700 loans. Pursuant to the Bosco II Servicing Agreement, the Company services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

The Company also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and the Company performs various administrative and bookkeeping services for Bosco II at the rate of $1,500 per month. The Company's servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

On February 8, 2012, the Company entered into a terms agreement (the "Terms Agreement"), effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately 7,100 subordinate-lien residential mortgage loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice. The Company is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. Pursuant to the Terms Agreement, the subservicing of the mortgage loans are governed by the loan servicing agreement dated and made effective as of November 19, 2010 between the Company and the Bosco Credit II, LLC trust and a new servicing fee schedule for this pool of loans. The Company subservices these loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Terms Agreement was ratified by the Company's Audit Committee.

The Company facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

On August 24, 2012, the Company entered into another terms agreement with the trust for Bosco II to service effective September 2012 an additional pool of approximately 442 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice. The terms agreement was ratified by the Company's Audit Committee.

Included in the Company's revenues were servicing fees recognized from servicing the Bosco II portfolio for the three months ended June 30, 2013 and 2012 of approximately $1.4 million and $1.3 million, respectively. Included in the Company's revenues were servicing fees recognized from servicing the Bosco II portfolio for the six months ended June 30, 2013 and 2012 of approximately $2.8 million and $2.4 million, respectively.

Bosco III Servicing Agreement – In January 2011, effective December 2010, the Company entered into a servicing agreement with Bosco III to service and collect charge-off loans purchased by Bosco III from a trust of the Bank. Bosco III also purchased from the Bank a 50% participation interest in commercial loans to subsidiaries of the Company's former parent, Franklin Holding, that are collateralized by mortgage loans for which the Company is the loan servicer. 50% of the membership interest in Bosco III is held by the Company's Chairman and President, Thomas J. Axon.

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,800 first and subordinate-lien loans that are principally in bankruptcy, foreclosure or charge-off statuses, of which substantially fewer loans are actively serviced by the Company. Pursuant to the Bosco III servicing agreement, the Company services the loans subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry. The Company's services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice. From time to time, reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco III portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses. When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

The Company also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III. The Company's servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company's revenues for the three months ended June 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco III portfolio of approximately $97,000 and $93,000, respectively. Included in the Company's revenues for the six months ended June 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco III portfolio of approximately $153,000 and $192,000, respectively.

Bosco IV Servicing Agreement – In May 2011, a trust of the Bank sold thirteen (13) of its remaining real estate owned ("REO") properties acquired through foreclosure actions to Bosco IV, an entity controlled by Mr. Axon.

Pursuant to the Bosco IV Servicing Agreement, the Company services the REO properties subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Company's services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice. From time-to-time reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco IV portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses. When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

Included in the Company's revenues for the three months ended June 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $1,000 and $2,000, respectively. Included in the Company's revenues for the six months ended June 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $5,000 and $7,000, respectively.

Bosco V Servicing Agreement – In April 2012, the Company entered into a servicing agreement with a trust for Bosco V to service and collect on approximately 1,900 non-performing subordinate lien loans purchased by Bosco V. The sole member of Bosco V is Mr. Axon. The Company's services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days' prior written notice.

In October 2012, the Company entered into a terms agreement with the trust for Bosco V to service an additional pool of approximately 900 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company's services may be terminated with respect to some or all of these assets without cause and without penalty on 30 days' prior written notice. The terms agreement was ratified by the Company's Audit Committee.

At June 30, 2013, the Company serviced a total of approximately 2,418 loans for Bosco V.

Included in the Company's revenues for the three and six months ended June 30, 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $16,000 and $23,000, respectively. The servicing revenues for Bosco V for the three and six months ended June 30, 2012 were not significant.

Bosco VI Servicing Agreement – In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate lien loans with an unpaid principal balance of approximately $100.7 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company's initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the Loan) with a third-party lender in the amount of $1,500,000. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until it was paid off in January 2013, in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. See Note 4.

The foregoing was ratified by the Company's Audit Committee.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City, in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company's carrying value of Unit 6 at June 30, 2013 was $232,000. The personal loan to Mr. Axon by the third-party lender is outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company's investment interest in Bosco VI for $750,000. Following the investment interest purchase, at December 31, 2012, the Company's membership interest in Bosco VI was 16.09% and its outstanding capital contribution investment was $750,000.

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

Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company's investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% membership interest in Bosco VI. The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the six months ended June 30, 2013, the Company received distributions from Bosco VI totaling $102,000, which were recognized as reductions of the Company's investment. At June 30, 2013, the Company's outstanding investment in Bosco VI was $398,000, representing approximately a 10% investment interest.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans (the Monthly Cap), was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten-month period. The Company's services may be terminated only for cause. The servicing agreement was ratified by the Company's Audit Committee. See Note 4.

Included in the Company's revenues for the three months ended June 30, 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $132,000. Included in the Company's revenues for the six months ended June 30, 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $271,000.

Other Related Party Transactions with the Company's Chairman – At June 30, 2013, the Company had an outstanding payable to an affiliate, RMTS, LLC, of approximately $42,000 for certain business expenses that were paid by RMTS, LLC.

In September 2010, the Company's Audit Committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC ("Hudson"), a procurer of force-placed insurance products for the Company, with respect to force-placed hazard insurance coverage maintained on mortgage loans and mortgage loans serviced for third parties. The commission rate is currently 18%. The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company's Chairman and President, is the majority owner.

The Company entered into a collection services agreement, effective in December 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company's Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses advanced by the Company as servicer in the normal course of servicing the loans in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three months ended June 30, 2013 and 2012 amounted to approximately $10,000 and $4,000, respectively. The collection fees earned by the Company under this collection services agreement during the six months ended June 30, 2013 and 2012 amounted to approximately $20,000 and $9,000, respectively.

In February 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company's Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three and six months ended June 30, 2013 and 2012 were not significant.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, the Company's former parent company, on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company's employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three and six months ended June 30, 2013, approximately $10,000 and $26,000, respectively, of such costs were billed to Franklin Holding for such services. There were no such services provided for the bankruptcy estate and liquidation manager of Franklin Holding during the three and six months ended June 30, 2012. It is not expected that the Company's employee time associated with the performance of such services will be material. See Note 6.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York (in which the Company has an application pending with the New York State Department of Financial Services), which requires the Company to maintain an adjusted net worth of approximately $500,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an annual operating loss during the year ended December 31, 2012 of $3.1 million and during the most recent six months ended June 30, 2013 of $1.3 million. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At June 30, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan, and New York State and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). The Company has had discussions with its President, Chairman and majority stockholder, Thomas J. Axon, regarding capital contributions to the Company from him and/or sale to him of the Company’s commercial and residential condominium units, both located in Manhattan, for approximately $4 million (subject to the approval of the Company’s Audit Committee, updated property appraisals, and other corporate formalities), which may enable the Company to regain compliance with net worth requirements within approximately the next eighteen months in New York State and for FHA and Ginnie Mae. We anticipate that the Audit Committee will complete its due diligence of the transaction proposed by Mr. Axon by the end of August 2013. There can be no assurance that Mr. Axon will make such capital contributions to the Company and/or that the sale of its commercial and residential condominium units will be consummated.

By letter dated May 8, 2013, the New York State Department of Financial Services (the Department) requested that the Company submit a written capital plan (the Plan), which the Company submitted on June 13, 2013. The Plan, which is currently under the consideration of the Department, proposes to address (i) the minimum level of adjusted net worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum adjusted net worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with regulatory net worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes. If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation.

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

12.	DEFERRED PAYMENT AGREEMENT WITH THE BANK

In September 2010, a deferred payment agreement was entered into with the Bank (the “Deferred Payment Agreement”). Pursuant to the Deferred Payment Agreement, the Company paid the Bank $4 million in cash and agreed to further pay to the Bank 10% of any monetizing transactions of the Company, less $4 million, from the Company. Monetizing transactions include additional contributions to the capital of the Company, the sale of the Company stock, dividends paid by the Company, and liquidating distributions of the Company (but not the Distribution by Franklin Holding of its ownership interests in the Company). The Deferred Payment Agreement is in effect until March 2019.

13.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the three and six months ended June 30, 2013 and 2012. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees, outside auditing fees and other professional and consulting fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Salaries and benefits expenses	$1,867,668	$2,011,378	$3,777,715	$3,999,142
Facility costs	458,919	452,854	930,023	927,478
Communication/technology costs	238,226	224,813	462,583	469,442
Professional fees	318,617	116,562	638,330	318,786
All other expenses	454,742	484,310	978,772	893,956
Total	$3,338,172	$3,289,917	$6,787,423	$6,608,804

Included in All other expenses during the six months ended June 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000. Included in Professional fees for the three and six months ended June 30, 2013 were approximately $86,000 and $110,000, respectively, for IT consulting services. The amounts incurred for such services in the three and six months ended June 30, 2012 were immaterial.

14.	SUBSEQUENT EVENT

The Company’s significant unrelated party client sold a portion of its mortgage portfolio currently serviced on its behalf by the Company in May 2013, and has indicated its intention to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company, which consists of approximately 1,767 loans with a UPB of approximately $251.8 million, in two or more tranches by year end 2013, with the first tranche possibly by September 30, 2013. The unrelated party client is currently marketing the sale of approximately 928 loans with a UPB of approximately $162 million.

The servicing revenue earned from this unrelated party client for the six months ended June 30, 2013 was $1.5 million, which included a $290,000 servicing termination fee for the sale in May 2013 of a certain portion of the mortgage portfolio serviced by the Company. The servicing fees earned from loans serviced by this unrelated third party amounted to approximately 24% of the Company’s total servicing revenues earned for the six months ended June 30, 2013 (excluding from total servicing revenues the termination fee paid in the second quarter of 2013). Should a sale of the remaining portfolio of loans currently serviced by the Company for this unrelated party be consummated, and the Company is unable to enter into a servicing agreement with the purchaser(s), the Company would experience a significant decrease in revenue and its ability to fund operating expenses may be adversely affected, if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

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

Safe Harbor Statements. Statements contained herein and in the Company’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from the Company’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to profitably build upon its current servicing and collection business; (iii) the Company’s relations with its lender; (iv) the Company’s ability to obtain renewals of its credit agreement with its lender or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance and regulatory audits and ability to satisfy regulatory net worth requirements; (viii) the risk that legal or regulatory proceedings could be brought against the Company which could adversely affect its financial results; (ix) the Company’s ability to adapt to and implement technological changes; (x) the Company’s ability to attract and retain qualified employees; (xi) the Company’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in the Company’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) the Company’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of the Company’s common stock from its former parent company (referred to as “Franklin Holding”); and, (xv) other risks that will be detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the caption “Risk Factors,” which the Company urges its investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of June 30, 2013 are described in Note 2 to the Financial Statements. As of June 30, 2013 and December 31, 2012, we have identified income taxes as the Company’s most critical accounting policy and estimate. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements. Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time. Section 107 of the JOBS Act provides that an emerging growth company, such as the Company, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of the dates of the Financial Statements the Company has complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, the Company’s Financial Statements included herein are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

At June 30, 2013, the portfolio of residential mortgage loans serviced for other entities consisted of 39,070 loans representing $2.0 billion of unpaid principal balance (“UPB”). At June 30, 2013, approximately 30,700 loans were serviced for the Bosco-related entities.

As of June 30, 2013, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party. At June 30, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected. See Note 10 to the Financial Statements.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 77% (79% of the number of loans) of the total UPB of loans serviced at June 30, 2013. Bosco II is the Company’s largest servicing client. See Notes 9 and 10 to the Financial Statements.

The Company’s significant unrelated party client sold a portion of its mortgage portfolio currently serviced on its behalf by the Company in May 2013, and has indicated its intention to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company, which consists of approximately 1,767 loans with a UPB of approximately $251.8 million. The unrelated party client is currently marketing the sale of approximately 928 loans with a UPB of approximately $162 million that is currently serviced by the Company. The servicing revenue earned from this unrelated party client for the six months ended June 30, 2013 was $1.5 million, which included a $290,000 servicing termination fee for the sale in May 2013 of a portion of the mortgage portfolio serviced by the Company.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio of residential mortgage loans at June 30, 2013 and December 31, 2012.

	June 30, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,850	$868,663,060	43.87%
Condos, co-ops, PUD (planned urban development) dwellings	2,159	111,998,911	5.66%
Manufactured and mobile homes	309	6,486,823	0.33%
Secured, property type unknown(1)	1,071	22,658,911	1.14%
Commercial	37	3,552,640	0.18%
Unsecured loans(2)	19,560	966,661,190	48.82%
Total	38,986	$1,980,021,535	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	19,568	$1,130,643,563	53.14%
Condos, co-ops, PUD (planned urban development) dwellings	2,514	138,211,406	6.50%
Manufactured and mobile homes	372	9,480,366	0.45%
Secured, property type unknown(1)	1,158	24,550,957	1.15%
Commercial	43	3,878,146	0.18%
Unsecured loans(2)	17,403	820,946,307	38.58%
Total	41,058	$2,127,710,745	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of June 30, 2013, by unpaid principal balance.

		June 30, 2013
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$111,081,374	5.61%
Delinquent	31 – 60 days	12,171,444	0.61%
	61 – 90 days	7,460,337	0.38%
	90+ days	1,373,304,854	69.36%

Modified Loans	0 – 30 days	34,867,495	1.76%
Delinquent	31 – 60 days	8,791,408	0.44%
	61 – 90 days	5,184,544	0.26%
	90+ days	16,362,933	0.83%

Bankruptcy	0 – 30 days	12,252,370	0.62%
Delinquent	31 – 60 days	2,285,279	0.12%
	61 – 90 days	910,027	0.05%
	90+ days	241,860,675	12.21%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	711,544	0.03%
	61 – 90 days	129,386	0.01%
	90+ days	152,647,865	7.71%

	Total	$1,980,021,535	100.00%
All current loans	0 – 30 days	$158,201,239	7.99%

Included in the above table were second-lien mortgage loans in the amount of $1.65 billion, of which $92.3 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at June 30, 2013 was: $1.39 billion (including $1.29 billion at least 90 days contractually delinquent), or 84%, were performing; $32.1 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $225.8 million, or 14%, were in bankruptcy; and $387,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of June 30, 2013, by loan count.

		June 30, 2013
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	3,193	8.19%
Delinquent	31 – 60 days	243	0.62%
	61 – 90 days	173	0.45%
	90+ days	28,503	73.11%

Modified Loans	0 – 30 days	609	1.56%
Delinquent	31 – 60 days	99	0.25%
	61 – 90 days	57	0.15%
	90+ days	366	0.94%

Bankruptcy	0 – 30 days	362	0.93%
Delinquent	31 – 60 days	61	0.16%
	61 – 90 days	33	0.08%
	90+ days	4,537	11.64%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	4	0.01%
	61 – 90 days	1	—
	90+ days	745	1.91%

	Total	38,986	100.00%
All current loans	0 – 30 days	4,164	10.68%

Included in the above table were 35,067 second-lien mortgage loans, of which 2,904 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at June 30, 2013 was: 29,493 loans (including 26,278 loans at least 90 days contractually delinquent), or 84%, were performing; 830 loans, or 2%, were modified due to delinquency or the borrower’s financial difficulty; 4,738 loans, or 14%, were in bankruptcy; and 6 loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the serviced for others portfolio of residential mortgage loans (exclusive of real estate assets) at June 30, 2013 and December 31, 2012:

	June 30, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,919	$333,041,483	16.82%
2nd Liens	35,067	1,646,980,052	83.18%
Total	38,986	$1,980,021,535	100.00%

	December 31, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,594	$407,719,148	19.16%
2nd Liens	36,464	1,719,991,597	80.84%
Total	41,058	$2,127,710,745	100.00%

The following tables set forth information regarding the geographic location of properties securing the serviced for others portfolio of residential mortgage loans at June 30, 2013 and December 31, 2012:

	June 30, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,857	$491,346,812	24.82%
Florida	4,333	240,588,743	12.15%
New York	1,850	161,204,690	8.14%
New Jersey	958	100,204,428	5.06%
Texas	3,665	98,464,753	4.97%
Illinois	1,663	73,156,742	3.69%
Nevada	1,062	65,746,524	3.32%
Maryland	869	58,174,413	2.94%
Georgia	1,602	57,924,096	2.93%
Virginia	788	54,792,378	2.77%
All Others	16,339	578,417,956	29.21%
Total	38,986	$1,980,021,535	100.00%

	December 31, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,153	$520,754,447	24.47%
Florida	4,447	250,867,949	11.79%
New York	1,925	169,753,280	7.98%
New Jersey	1,020	109,552,269	5.15%
Texas	3,793	105,532,881	4.96%
Illinois	1,770	78,248,834	3.68%
Nevada	1,110	69,161,410	3.25%
Georgia	1,704	63,683,492	2.99%
Maryland	902	61,479,787	2.89%
Virginia	839	59,356,173	2.79%
All Others	17,395	639,320,223	30.05%
Total	41,058	$2,127,710,745	100.00%

Real Estate Assets Serviced for Others

At June 30, 2013, the Company serviced for other entities 83 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $16.0 million. At December 31, 2012, the Company serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the six months ended June 30, 2013, 75 REO properties, obtained on foreclosed loans that had an aggregate UPB of $15 million, were sold. During six months ended June 30, 2012, 79 REO properties, obtained on foreclosed loans that had an aggregate UPB of $15.7 million, were sold.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Overview. At June 30, 2013, the Company had total assets of $19.9 million and had stockholders’ equity of $7.8 million. Stockholders’ equity at December 31, 2012 was $8.6 million. The Company had a net loss both before and after tax of $275,000 for the three months ended June 30, 2013, compared with a net loss both before and after tax of $552,000 for the same three-month period ended June 30, 2012. The Company had a loss per common share for the three months ended June 30, 2013 and 2012 of $0.03 and $0.05, respectively, on a basic and diluted basis. Included in the net loss both before and after tax of $275,000 for the three months ended June 30, 2013 was receipt of a termination fee of $290,000 earned for the sale of a portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client.

Revenues increased by $329,000 to $3.14 million for the three months ended June 30, 2013, from $2.81 million for the three months ended June 30, 2012. Servicing revenues increased by $468,000 to $3.02 million from $2.55 million principally due to increased collections on one existing Bosco servicing contract and the addition of a new Bosco servicing contract (Bosco VI). The increases in servicing and collection fees earned from certain Bosco portfolios were partially offset by reduced servicing and collection fees earned from other declining portfolios of loans serviced for other third parties, including the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. However, a termination fee of $290,000 earned in the three months ended June 30, 2013 for the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client more than offset the reduced servicing and collection fees earned from this servicing client. Partially offsetting the increase in servicing revenues in the three months ended June 30, 2013 was a decline in Other income principally due to the absence of due diligence fees as the Company exited the due diligence services business in the second quarter of 2012. Due diligence fees amounted to $129,000 during the three months ended June 30, 2012. The Company’s revenues during the three months ended June 30, 2013 and 2012 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the various Bosco entities. See Note 14 to the Financial Statements.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.87 million and $1.58 million for the three-month periods ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 62% of the total servicing revenues earned both during the three months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 68% of the total servicing revenues, excluding the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, earned during the three months ended June 30, 2013.

As of June 30, 2013, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party. At June 30, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties.

At June 30, 2013, the Company actively serviced and provided recovery collection services on a total population of approximately 39,000 loans and real estate properties, approximately 30,700 loans for all of the Bosco-related entities.

Prior to the prepackaged bankruptcy filing of its former parent company, Franklin Holding, the Company charged Franklin Holding a management fee that was estimated based on internal services rendered by its employees to Franklin Holding; yet, no management fee had been recognized for such period since 2011 due to the uncertainty of collection due to Franklin Holding’s reduced available cash and then pending bankruptcy filing. As a result of the uncertainty of collection of the management fees due to Franklin Holding’s reduced available cash and then pending bankruptcy filing, during the quarter ended June 30, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the amount of approximately $677,000 for the estimated cost of internal services rendered by its employees and expenses paid for Franklin Holding during the quarter ended June 30, 2012 (the charge off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity).

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months June 30, 2013, approximately $10,000 of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services will be material.

Revenues.  Revenues increased by $329,000 to $3.14 million for the three months ended June 30, 2013, from $2.81 million for the three months ended June 30, 2012. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) increased by $468,000, or 18%, to $3.02 million during the three months ended June 30, 2013 from $2.55 million during the corresponding three months in the prior year. The increases in servicing and collection fees earned from certain Bosco portfolios were partially offset by reduced servicing and collection fees earned from a declining portfolio of loans serviced for the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. However, a termination fee of $290,000 earned in the three months ended June 30, 2013 for the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client more than offset the reduced servicing and collection fees earned from this servicing client. The increase in servicing fees from the Bosco servicing contracts for the three months ended June 30, 2013 was due principally to (i) an increase of $14,000 from servicing the Bosco II portfolio, from $1.26 million for the three months ended June 30, 2012 to $1.28 million for the three months ended June 30, 2013, as a result of increased collections, (ii) $168,000 earned for the three months ended June 30, 2013 from two new Bosco II portfolios (Bosco II-II and II-III) compared with $60,000 earned for the three months ended June 30, 2012, and (iii) $132,000 earned for the three months ended June 30, 2013 from the new Bosco VI servicing contract (added in May 2012). These increases in servicing fees from the Bosco servicing contracts for the three months ended June 30, 2013 were offset somewhat by reduced fees earned on various other Bosco servicing contracts amounting to approximately $30,000. Servicing fees from all other unrelated third-party servicing clients increased approximately $184,000 during the three months ended June 30, 2013. Servicing fees from two new servicing contracts entered into with Bosco entities (Bosco V), as of June 30, 2013, did not contribute additional meaningful servicing revenues. See Note 14 to the Financial Statements.

Other income (principally rental income, due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $137,000, or 54%, to $119,000 during the three months ended June 30, 2013 from approximately $256,000 during the corresponding three months of 2012. This decrease was the result of the absence of due diligence fees in the three months ended June 30, 2013, compared with $129,000 in the three months ended June 30, 2012 due to the Company exiting the due diligence services business in the second quarter of 2012. Partially offsetting this revenue decline in the three months ended June 30, 2013 was $10,000 for management fees for services provided by the Company to the bankruptcy estate of its former parent, Franklin Holding.

Operating Expenses. Operating expenses increased by $52,000, or 2%, to $3.42 million during the three months ended June 30, 2013 from $3.37 million during the same period in 2012. Total operating expenses include, collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses increased by $48,000, or 2%, to $3.34 million during the three months ended June 30, 2013, from $3.29 million during the corresponding three-month period in 2012. Salary and employee benefits expenses decreased by $144,000, or 7%, to $1.87 million during the three months ended June 30, 2013, from the three months ended June 30, 2012. The number of servicing employees increased to 71 at June 30, 2013, from 66 employees at June 30, 2012 and 71 employees at December 31, 2012. Included in the reduction in salary expenses was a $112,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 96 employees at June 30, 2013, compared with 97 employees at June 30, 2012 and 99 employees at December 31, 2012. Communications and technology costs increased by $13,000 during the three months ended June 30, 2013, from $225,000 during the corresponding period in 2012, while Facility costs increased by $6,000 during the three months ended June 30, 2013, from $453,000 during the corresponding period in 2012. Professional fees increased by $202,000 during the three months ended June 30, 2013, from $117,000 during the corresponding period in 2012, principally due to increases of (i) $86,000 for IT contractors for special projects (ii) $73,000 in outside legal fees, (iii) $43,000 for fees related to the Company’s filings as a new SEC filer following the emergence as a separate company through the voluntary prepackaged plan of bankruptcy reorganization of Franklin Holding, including $36,000 for board fees, and (iv) $28,000 for tax consulting and review principally due to the timing of such costs. These increases were offset by an $18,000 decrease in recruitment placement fees and a $10,000 decrease in due diligence fees. All other expenses (Collection, general and administrative expenses) decreased by $30,000, or 6%, during the three months ended June 30, 2013, from the three months ended June 30, 2012. There were no contract underwriter costs incurred during the three months ended June 30, 2013, compared with $15,000 in the three months ended June 30, 2012 (the Company exited the due diligence services business during the second quarter of 2012). Various other general and administrative expenses decreased by approximately $15,000 during the three months ended June 30, 2013, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $8,000 for the three months ended June 30, 2013, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. There was no interest expense incurred for the three months ended June 30, 2012.

Depreciation expenses decreased by an immaterial amount in the three months ended June 30, 2013, compared with the same three-month period of 2012.

Pre-tax loss in the three months ended June 30, 2013 decreased by $277, 000 to a net loss of $275,000, from a pre-tax loss of $552,000 during the three months ended June 30, 2012, for the reasons set forth above.

The Company did not record a tax provision during either the three months ended June 30, 2013 or the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Overview. The Company had a net loss both before and after tax of $1.3 million for the six months ended June 30, 2013, compared with a net loss both before and after tax of $1.4 million for the same six months ended June 30, 2012. The Company had a loss per common share for the six months ended June 30, 2013 and 2012 of $0.13 and $0.14, respectively, on a basic and diluted basis. Included in the net loss both before and after tax of $1.3 million for the six months ended June 30, 2013 was the receipt of a termination fee of $290,000 earned for the sale of a portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client.

Revenues increased by $296,000 to $5.65 million for the six months ended June 30, 2013, from $5.36 million for the six months ended June 30, 2012. Servicing revenues increased by $553,000 to $5.41 million from $4.85 million principally due to increased collections on one existing Bosco servicing contract and the addition of a new Bosco servicing contract (Bosco VI). The increases in servicing and collection fees earned from certain Bosco portfolios were partially offset by reduced servicing and collection fees earned from a declining portfolio of loans serviced for the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. However, a termination fee of $290,000 earned in the three months ended June 30, 2013 for the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client principally offset the reduced servicing and collection fees earned from this servicing client. Partially offsetting the increase in servicing revenues in the six months ended June 30, 2013 was a decline in Other income due principally to the absence of due diligence fees as the Company exited the due diligence services business in the second quarter of 2012. Due diligence fees amounted to $272,000 during the six months ended June 30, 2012. The Company’s revenues during the six months ended June 30, 2013 and 2012 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the various Bosco entities. See Note 14 to the Financial Statements.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.5 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 65% and 61% of the total servicing revenues earned during the six months ended June 30, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 69% of the total servicing revenues, excluding from total servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, earned during the six months ended June 30, 2013. Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $282,000 for the six months ended June 30, 2013 and at June 30, 2013, had accumulated to approximately $3.2 million. The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap. In addition, at June 30, 2013, the Company had deferred servicing fees from Bosco VI in the aggregate amount of $69,000 due to a provision in the Company’s servicing agreement with Bosco VI, which capped the servicing fee during the time period that a loan to Bosco VI remained outstanding (in January 2013, Bosco VI paid the loan off in full).

Prior to the prepackaged bankruptcy filing of its former parent company, Franklin Holding, the Company charged Franklin Holding a management fee that was estimated based on internal services rendered by its employees to Franklin Holding; yet, no management fee had been recognized for such period since 2011 due to the uncertainty of collection due to Franklin Holding’s reduced available cash and then pending bankruptcy filing. As a result of the uncertainty of collection of the management fees due to Franklin Holding’s reduced available cash and then pending bankruptcy filing, during the six months ended June 30, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the amount of approximately $880,000 for the estimated cost of internal services rendered by its employees and expenses paid for Franklin Holding during the six months ended June 30, 2012 (the charge-off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity).

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the six months June 30, 2013, approximately $26,000 of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services will be material.

Revenues. Revenues increased by $296,000 to $5.65 million during the six months ended June 30, 2013, from $5.36 million during the same three-month period in 2012. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) increased by $553,000, or 11%, to $5.41 million during the six months ended June 30, 2013 from $4.85 million during the corresponding six months in the prior year. Servicing revenues increased principally due to increased collections on one existing Bosco servicing contract and the addition of a new Bosco servicing contract (Bosco VI). The increases in servicing and collection fees earned from the Bosco portfolios of $586,000, or 20%, during the six months ended June 30, 2013 were partially offset by reduced servicing and collection fees earned on a declining portfolio of loans serviced for the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts. However, a termination fee of $290,000 earned in the three months ended June 30, 2013 for the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client principally offset the reduced servicing and collection fees earned from this servicing client. The increase in servicing fees from the Bosco II servicing contracts for the six months ended June 30, 2013 was due principally to (i) an increase of $111,000 from servicing the Bosco II portfolio, from $2.4 million for the six months ended June 30, 2012 to $2.5 million for the six months ended June 30, 2013, (ii) $282,000 earned for the six months ended June 30, 2013 from the new Bosco II portfolios (Bosco II-II and II-III) compared with $61,000 earned for the six months ended June 30, 2012, and (iii) $271,000 earned for the six months ended June 30, 2013 from the new Bosco VI servicing contract (added in May 2012). These increases in servicing fees from the Bosco servicing contracts for the six months ended June 30, 2013 were offset somewhat by reduced fees earned on various other Bosco servicing contracts amounting to approximately $17,000. Servicing fees from all other unrelated third-party servicing clients increased approximately $90,000 during the six months ended June 30, 2013. See Note 14 to the Financial Statements.

Servicing fees from two new servicing contracts entered into with Bosco entities (Bosco V), as of June 30, 2013, did not contribute additional meaningful servicing revenues.

Other income (principally rental income, due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $255,000, or 51%, to $240,000 during the for the six months ended June 30, 2013, from approximately $495,000 during the corresponding six months of 2012. This decrease was principally the result of the absence of due diligence fees in the six months ended June 30, 2013, compared with $272,000 in the for the six months ended June 30, 2012 due to the Company exiting the due diligence services business in the second quarter of 2012. Partially offsetting this revenue decline in the for the six months ended June 30, 2013 was $26,000 earned for management fees for services provided by the Company to the bankruptcy estate of its former parent, Franklin Holding, and an increase of $11,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties, which amounted to $179,000 for the six-month period ended June 30, 2013.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, and the bankruptcy estate of Franklin Holding reimburses the Company for services provided to and incurred for Franklin Holding.

Operating Expenses. Operating expenses increased by $190,000, or 3%, to $6.95 million during the for the six months ended June 30, 2013 from $6.76 million during the same period in 2012. Included in Operating expenses during the six months ended June 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000. Total operating expenses include, collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses increased by $179,000, or 3%, to $6.79 million during the six months ended June 30, 2013, from $6.61 million during the corresponding six-month period in 2012. Included in Collection, general and administrative expenses during the six months ended June 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000. Salary and employee benefits expenses decreased by $221,000, or 6%, to $3.78 million during the for the six months ended June 30, 2013, from the six months ended June 30, 2012. The number of servicing employees increased to 71 at June 30, 2013, from 66 employees at June 30, 2012 and 71 employees at December 31, 2012. Included in the reduction in salary expenses was a $146,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 96 employees at June 30, 2013, compared with 97 employees at June 30, 2012 and 99 employees at December 31, 2012. Communications and technology costs decreased by $7,000 during the six months ended June 30, 2013, from $469,000 during the corresponding period in 2012, while Facility costs increased by $3,000 during the six months ended June 30, 2013, from $927,000 during the corresponding period in 2012. Professional fees increased by $319,000 during the six months ended June 30, 2013, to $638,000, principally due to increases of (i) $109,000 for IT contractors for special projects (ii) $37,000 for audit services and $30,000 for tax consulting and review services, both due to the timing of the work as compared to the same period last year, (iii) $12,000 for the Company’s SSAE 16 review of servicing operations due to the timing of the 2012 review, although the cost for the 2012 review was reduced from the cost for the 2011 review, (iv) a reversal of a $25,000 tax accrual, (v) $94,000 in outside legal fees, and (vi) $54,000 for fees related to the Company’s filings as a new SEC filer following the emergence as a separate company through the voluntary prepackaged plan of bankruptcy reorganization of Franklin Holding, which included $36,000 for board fees. These increases were somewhat offset by an $18,000 decrease in recruitment placement fees and a $24,000 decrease in due diligence fees. All other expenses (Collection, general and administrative expenses) increased by $85,000, or 9%, during the six months ended June 30, 2013, from the six months ended June 30, 2012. Included in All other expenses during the six months ended June 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000; and, there were no contract underwriter costs incurred during the six months ended June 30, 2013, compared with $37,000 in the six months ended June 30, 2012 (the Company exited the due diligence services business during the second quarter of 2012). Various other general and administrative expenses decreased by approximately $28,000 during the six months ended June 30, 2013, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $16,000 for the six months ended June 30, 2013 and was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. There was no interest expense incurred for the six months ended June 30, 2012.

Depreciation expenses decreased by an immaterial amount in the six months ended June 30, 2013, compared with the same six-month period of 2012.

Pre-tax loss in the three six months ended June 30, 2013 declined by $107,000 to a net loss of $1.30 million, from a pre-tax loss of $1.40 million during the six months ended June 30, 2012, for the reasons set forth above.

The Company did not record a tax provision during either the six months ended June 30, 2013 or the six months ended June 30, 2012.

Liquidity and Capital Resources

General

As of June 30, 2013, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Company’s credit facility (the “Licensing Credit Agreement”) with The Huntington National Bank (the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. At June 30, 2013, there was no debt outstanding under the revolving line and approximately $4.4 million of undrawn letters of credit issued under the Licensing Credit Agreement with the Bank. The Licensing Credit Agreement expires on March 31, 2014. See Note 7 to the Financial Statements.

The Company’s significant unrelated party client sold a portion of its mortgage portfolio serviced on its behalf by the Company in May 2013.  The sold loans were transferred to the purchaser’s servicer, and an interim servicing agreement terminated, effective June 10, 2013.  As a result of the sale of a portion of the mortgage portfolio, the Company ceased the servicing of approximately 575 loans with a UPB of approximately $58.1 million effective June 10, 2013.  The Company’s servicing revenues earned for servicing the portion of the mortgage portfolio sold by this unrelated party client was approximately $73,000 during the three months ended June 30, 2013.  Should the Company be unable to add business or take appropriate cost-saving measures to offset the reduced revenue and cash flows, the Company would experience a significant decrease in revenue and cash flow.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At June 30, 2013, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties.

At June 30, 2013, the Company had cash and cash equivalents of $961,000 compared with $585,000 at December 31, 2012. At June 30, 2013, the Company had restricted cash of $15.2 million compared with $15.4 million at December 31, 2012. Included in Restricted cash at June 30, 2013 and December 31, 2012 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $7.7 million and $7.9 million, respectively, that was restricted under the Company’s servicing agreements with third parties.

Also included in Restricted cash at both June 30, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 7 to the Financial Statements.

Net cash used in operating activities was $362,000 during the six months ended June 30, 2013 compared to $1.6 million in net cash used during the six months ended June 30, 2012 This decrease in net cash used was principally due to (i) the Company’s charge off of receivables, during the six months ended June 30, 2012, due from its former parent company, Franklin Holding, in the aggregate amount of approximately $880,000 for management fees and unreimbursed expenses, the collection of which was determined to be in doubt (the charge off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity) and (ii) an increase in Accrued expenses and other current liabilities in the amount of $131,000. The decrease in net cash used was somewhat offset by decreases in (i) Other assets and Receivables, aggregating a net $94,000 and (ii) the decrease in the net loss during the six months ended June 30, 2013 in the amount of $107,000 compared to the six months ended June 30, 2012.

Net cash provided in investing activities was $348,000 during the six months ended June 30, 2013, compared to $1.6 million of net cash used in the six months ended June 30, 2012. The increase in net cash provided in investing activities during the six months ended June 30, 2013 was due principally to the payment of $250,000 by Thomas J. Axon, the Chairman and President of Franklin Credit (Mr. Axon”), for a portion of the Company’s then outstanding membership interest in Bosco VI and distributions received from the investment in Bosco VI in the amount of approximately $102,000. The net cash used in investing activities during the six months ended June 30 2012 was due principally to the Company’s investment in Bosco VI in the amount of $1.5 million. See Note 4 to the Financial Statements.

Net cash provided by financing activities during the six months ended June 30, 2013 was $389,000 due to a $500,000 capital contribution made by Mr. Axon and was partially offset by $111,000 in payments made on the note payable to the bankruptcy estate of Franklin Holding. See Note 6 to the Financial Statements.

The Company’s Audit Committee and Mr. Axon are in discussions in regards to a capitalization agreement (the “Agreement”) to increase net worth and liquidity. In May 2013, Mr. Axon made an initial capital contribution of $500,000 in cash to the Company in contemplation of consummating the Agreement. The $500,000 capital contribution is not refundable should the Agreement not be entered into. See Note 1 to the Financial Statements –”Capitalization.”

Borrowings

At June 30, 2013, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 7 to the Financial Statements.

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

Interest Rate Risk

As of June 30, 2013, the Company had no investments in financial assets or borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013 and Quarterly Report for the period ended March 31, 2013 on Form 10-Q filed with the SEC on May 15, 2013.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K, other than as set forth below.

Risks Related to the Company’s Business

•	If the Company’s lender fails to renew its Licensing Credit Agreement for additional terms, the Company’s revolving line of credit and letter of credit facilities will expire on March 31, 2014.

—
Although the Company has proposed to the Bank finding a replacement facility with another lending institution that would accept a transfer and assignment of the Bank’s obligations and liabilities under the Licensing Credit Agreement in exchange for at least a portion of the collateral pledged thereunder, the Bank has not indicated its agreement with such a proposal.

•	The clients for whom the Company services loans may transfer its rights as servicer and the Company may be unable to add business or take appropriate cost saving measures to replace reduced revenues.
—
The Company’s significant unrelated party client sold a portion of the mortgage portfolio currently serviced on its behalf by the Company in May 2013. As a result of the sale of a certain portion of its mortgage portfolio, the Company ceased the servicing of approximately 575 loans with a UPB of approximately $58.1 million effective June 10, 2013. The Company’s servicing revenues earned from the portion of the mortgage portfolio sold by this unrelated party client amounted to approximately $73,000 during the three months ended June 30, 2013. The Company was paid a servicing termination fee of $290,000. At June 30, 2013, the Company continued to service for this unrelated party client approximately 1,767 loans with a UPB of approximately $251.8 million.

—
The Company’s significant unrelated party client also has indicated its intention to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company, which consists of approximately 1,767 loans with a UPB of approximately $251.8 million. The unrelated party client is currently marketing the sale of approximately 928 loans with a UPB of approximately $162 million. The servicing fees earned from loans serviced by this unrelated third party amounted to approximately 24% of the Company’s total servicing revenues earned for the six months ended June 30, 2013 (excluding from total servicing revenues the termination fee paid in the second quarter of 2013).

−
Should a sale of the remaining portfolio of loans currently serviced by the Company for this unrelated party be consummated, and the Company is unable to enter into a servicing agreement with the purchaser(s), the Company would experience a significant decrease in revenue and its ability to fund operating expenses may be adversely affected, if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

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
—
As disclosed in the section entitled “Licenses to Service Loans” and Note 11 to the Financial Statements for the six-month period ended June 30, 2013 on this Form 10-Q, at June 30, 2013, as a result of continued operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan and New York State and for the Federal Housing Administration (“FHA”) and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). There can be no assurance that the Company will be able to regain compliance with minimum net worth requirements in Illinois, Massachusetts, Michigan and New York State, that the New York State Department of Financial Services will approve the Company’s application to be a registered residential mortgage servicer, which is still pending, or that administrative action will not be taken against the Company, which could include denial, revocation or suspension of a license or authority, an order to cease and desist servicing loans in those states, requirement for the filing of a corrective action plan or entry into a consent order, or assessment of fines, or any combination of the above, because of non-compliance, temporary or otherwise, with minimum net worth requirements, in which case our business would be adversely affected. Should the Company’s operating losses continue, the Company will become noncompliant with the requirements to maintain certain licenses in a number of other states.

•
By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”), which the Company submitted on June 13, 2013. The Plan, which is currently under the consideration of the Department, proposes to address, among other things, the minimum level of adjusted net worth and liquidity the Company expects to maintain. If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation. Further, the Plan is predicated on discussions by the Company with its President, Chairman and majority stockholder, Thomas J. Axon, regarding capital contributions to the Company from him and/or sale to him of the Company’s commercial and residential condominium units, both located in Manhattan, for approximately $4 million (subject to the approval of the Company’s Audit Committee, updated property appraisals, and other corporate formalities) to regain compliance with net worth requirements in New York State. We anticipate that the Audit Committee will complete its due diligence of the transaction proposed by Mr. Axon by the end of August 2013. There can be no assurance that Mr. Axon will make such capital contributions to the Company and/or that the sale of its commercial and residential condominium units will be consummated. See Notes 1 and 11 to the Financial Statements.

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
•
If the distribution of the Company’s common stock to stockholders of Franklin Holding (the “Distribution”) is determined to be taxable for U.S. Federal income tax purposes, the Company and its stockholders could incur significant U.S. Federal income tax liabilities.

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
•
The Company’s shares of common stock are quoted by broker-dealers on the Over the Counter Quote Board (“OTCQB”) Venture Marketplace tier of the Over the Counter (“OTC”) Markets, which may adversely impact the price and liquidity of the common stock and the Company’s ability to raise capital in the future.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION

August 14, 2013
	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

August 14, 2013

	By:	/s/ KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)