Form 10-Q
period 2013-09-30
Franklin Credit Management Corp
filed 2013-11-14
CIK 1555458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
☐ Non-accelerated filer                                                       ☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 7, 2013:  10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	September 30, 2013	December 31, 2012
Cash and cash equivalents	$758,400	$585,429
Restricted cash	13,647,825	15,442,254
Investment in Bosco VI	360,881	749,718
Receivables	2,250,101	2,287,849
Building, furniture and equipment, net	379,222	535,433
Other assets	842,631	672,951
Total assets	$18,239,060	$20,273,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$6,113,071	$7,918,763
Notes payable	910,233	1,016,583
Accrued expenses and other current liabilities	4,171,250	2,701,107
Total liabilities	11,194,554	11,636,453

Commitments and contingencies

Preferred stock – temporary equity 3,000,000 authorized shares; issued and outstanding: 250,000	500,000	—

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,403,736	8,403,736
Retained (deficit)/earnings	(1,959,590)	133,085
Total stockholders’ equity	6,544,506	8,637,181

Total liabilities and stockholders’ equity	$18,239,060	$20,273,634

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Servicing income	$2,259,702	$2,296,276	$7,665,057	$7,176,282
Other income	120,126	92,715	360,093	559,457
Interest income	3,797	5,654	11,887	15,921
Total revenues	2,383,625	2,394,645	8,037,037	7,751,660

Operating Expenses:
Collection, general and administrative	3,153,899	3,120,972	9,941,322	9,729,777
Depreciation	19,736	75,864	165,166	225,869
Interest – former parent company	7,370	5,957	23,224	5,957
Total expenses	3,181,005	3,202,793	10,129,712	9,961,603

Net loss before provision for income taxes	(797,380)	(808,148)	(2,092,675)	(2,209,943)
Provision for income taxes	—	—	—	—
Net loss	$(797,380)	$(808,148)	$(2,092,675)	$(2,209,943)

Net loss per common share
Basic and diluted	$(0.08)	$(0.08)	$(0.21)	$(0.22)

Weighted average number of shares
Outstanding, basic and diluted	10,035,993	10,035,993	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, JANUARY 1, 2013	10,035,993	$100,360	$8,403,736	$133,085	$8,637,181

Net loss	—	—	—	(2,092,675)	(2,092,675)

BALANCE, SEPTEMBER 30, 2013	10,035,993	$100,360	$8,403,736	$(1,959,590)	$6,544,506

In May 2013, Thomas J. Axon, Chairman, President and majority stockholder of Franklin Credit Management Corporation (the "Company”), made a non-refundable capital contribution of $500,000 in cash to the Company in contemplation of the consummation of a capitalization agreement (the “Capitalization Agreement”) proposed by Mr. Axon to increase the net worth and liquidity of  the Company.  The Capitalization Agreement was approved by the Company’s Audit Committee on October 11, 2013, and was effective September 30, 2013.  As part of the Capitalization Agreement, Mr. Axon, on October 11, 2013, was issued 250,000 shares of non-transferrable restricted preferred stock of the Company in exchange for the $500,000 capital contribution made by Mr. Axon in May.  See Notes 1 and 11.

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,092,675)	$(2,209,943)
Changes in operating activities:
Depreciation	165,166	225,869
Non-dividend distributions – other	—	(879,978)
Changes in operating assets and liabilities:
Restricted cash	1,794,429	4,184,865
Receivables	37,748	401,336
Other assets	(169,680)	28,556
Accrued expenses and other current liabilities	1,470,143	396,849
Servicing liabilities	(1,805,692)	(4,195,161)
Net cash used in operating activities	(600,561)	(2,047,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Bosco VI joint venture	—	(1,499,718)
Proceeds from sale of investment in Bosco VI joint venture	250,000	—
Recovery of investment in Bosco VI joint venture	138,837	—
Purchase of equipment, furniture and fixtures	(8,955)	(67,294)
Net cash provided by/(used in) investing activities	379,882	(1,567,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	500,000	—
Issuance of note payable	60,000	—
Payment to the bankruptcy estate	—	(250,000)
Principal payments on notes payable	(166,350)	(36,967)
Net cash provided by/(used in) financing activities	393,650	(286,967)

NET CHANGE IN CASH AND CASH EQUIVALENTS	172,971	(3,901,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	585,429	4,654,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$758,400	$752,425

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$23,224	$5,957
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Non-dividend distribution – note payable	$—	$1,109,000

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

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

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company, and at September 30, 2013, had 10,035,993 shares of common stock issued and outstanding.  Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of the common stock.

Franklin Credit is a Delaware corporation incorporated in February 1988.  Franklin Credit’s common stock is currently quoted by broker-dealers on the Over the Counter Quote Board (“OTCQB”) Venture Marketplace tier of the Over the Counter (“OTC”) Markets under the trading symbol FCRM.  Franklin Credit’s administrative and executive office is located in Jersey City, New Jersey.

Capital Contribution

On October 11, 2013, the Company and Thomas J. Axon, its Chairman, President and majority stockholder (“Mr. Axon”) entered into a capital contribution agreement (the “Capitalization Agreement”), effective September 30, 2013, to increase the net worth and liquidity of the Company.  The Capitalization Agreement was approved by the audit committee of the board of directors of the Company (the “Audit Committee”).  The key terms of the Capitalization Agreement include the following:

●
As part of the Capitalization Agreement, Mr. Axon, on October 11, 2013, was issued 250,000 shares of non-transferrable restricted preferred stock, par value $0.001 (the “Preferred Stock”), of the Company in exchange for the $500,000 capital contribution he made in May 2013, as a non-refundable cash capital contribution.

●
In addition to receiving the 250,000 shares of Preferred Stock for the initial capital contribution of $500,000, Mr. Axon shall contribute a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month, beginning on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company.  In exchange for the capital contributions, Mr. Axon shall receive one share of Preferred Stock of the Company for every $2 the Company receives in capital contributions made by Mr. Axon.  An aggregate of 2,050,000 shares of Preferred Stock has been reserved for issuance under the terms of the Capitalization Agreement.

●
The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York (the “Real Estate”), exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the “Option”).  Prior to the exercise of the Option, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess the Real Estate, including the right to any rental income received from the Real Estate.

●
Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by the Company’s board of directors or as otherwise provided under the Capitalization Agreement, in preference to any payment of any dividend on the common stock of the Company; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee.  To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

●
The Company has the right, but not the obligation, to accelerate the Capitalization Agreement and to repurchase all or, at its election, a portion of the shares of Preferred Stock from Mr. Axon at the purchase price paid for such shares of Preferred Stock plus any accrued but unpaid dividends, in the event of any consolidation or merger of the Company into any other corporation or other entity or person.  Mr. Axon, in lieu of the Company’s exercise of its right to purchase shares of Preferred Stock, will have within thirty (30) days of acceleration to exercise the Option to acquire the Real Estate.

The Capitalization Agreement contains customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed.

See Note 11.

The Company’s Business – Loan Servicing and Collection Operations

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties.  The Company’s servicing operations, including specialized loan recovery and collection servicing, maintain a call center staffed by professionals and is skilled in customer service, collections, loss mitigation, foreclosure, bankruptcy, real estate property management/disposition, deficiency recovery and judgment processing, and on-site visits to the borrower’s property.  In addition, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac.

At September 30, 2013, the Company’s specialty servicing and collection business consisted of 68 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 38,600 loans and real estate properties (with an unpaid principal balance of approximately $1.96 billion), including a total of approximately 30,300 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,790 home equity loans for Bosco I; approximately 23,400 subordinate-lien loans for Bosco II; approximately 490 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 560 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant; 2,400 non-performing subordinate-lien loans serviced for Bosco V; and, approximately 1,700 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI.  See Note 10.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $5.2 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 67% and 62% of the total servicing revenues earned during the nine months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 73% of the total servicing revenues, excluding from servicing revenues the termination fee paid by the unrelated third-party client in the second quarter ended June 30, 2013 for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, during the nine months ended September 30, 2013.  See Note 10.

Sale of a Portion of a Portfolio of Mortgage Loans Serviced by the Company

The Company’s significant unrelated party client sold a portion of its mortgage portfolio serviced on its behalf by the Company in May 2013, and the Company entered into an interim servicing agreement with the purchaser to continue to service the sold loans until June 10, 2013.  The sold loans were transferred to the purchaser’s servicer, and the interim servicing agreement terminated, effective June 10, 2013. The Company recognized a $290,000 servicing termination fee received from the unrelated party client for the sale in May 2013 of a portion of the mortgage portfolio serviced by the Company.

At September 30, 2013, the Company continued to service approximately 1,700 loans with an unpaid principal balance (“UPB”) of approximately $241.4 million for this unrelated third-party client.

The Company’s significant unrelated party client has begun to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company in two or more tranches before year-end 2013, with the first of a minimum of two contemplated tranches sold effective October 15, 2013 to an unrelated institutional investor of loans and related assets.  The Company entered into a servicing agreement with this entity to continue to service the sold loans.  See Note 15.

Mr. Axon is a 3% minority limited partner investor with the purchaser through an entity controlled by Mr. Axon, Bosco Credit VII, LLC (“Bosco VII”).  See Note 15.

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

At September 30, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan, and New York State and for Federal Housing Administration (“FHA”) and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans).  By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”), which the Company submitted on June 13, 2013.  The Plan, which is currently under the consideration of the Department, proposes to address, among other things, the minimum level of adjusted net worth and liquidity the Company expects to maintain.  If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation.  See Note 12.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time.  The Capitalization Agreement, which is a component of the Plan, may enable the Company to regain compliance with applicable regulatory net worth requirements by December 31, 2014.  See Notes 11 and 12.

Financing

Under the Company’s credit agreement (the “Licensing Credit Agreement”) with The Huntington National Bank (“Huntington” or the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million.  On February 14, 2013, the Company entered into a sixth amendment to the Licensing Credit Agreement with the Bank, which extended the termination date of the Licensing Credit Agreement to March 31, 2014.  At September 30, 2013, the Company had no debt outstanding under the revolving line and approximately $4.4 million of undrawn letters of credit issued under the Licensing Credit Agreement.  See Note 7.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  However, these unaudited financial statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods.  These unaudited financial statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 29, 2013 with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period.  The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive.  Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options.  There were no common stock equivalents outstanding during the three and nine months ended September 30, 2013 and 2012.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would be expected to have a material impact on the Company’s financial position or results of operations.

3.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Bank.  Included in Restricted cash at September 30, 2013 and December 31, 2012 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $6.1 million and $7.9 million, respectively.  Included in Restricted cash at both September 30, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien).  See Note 7.

4.	INVESTMENT IN BOSCO VI

At September 30, 2013, the Company had a $361,000 investment (approximately a 10% investment interest) and a 16.09% membership interest in Bosco VI, with Mr. Axon holding the remaining investment and membership interests in Bosco VI.

In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate-lien loans with an unpaid principal balance of approximately $100.8 million.  The pool was purchased by Bosco VI for $6,930,000.  The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%.  The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash.  Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000.  All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until it was paid off in January 2013, in accordance with the Loan agreement.  As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred.  See Note 10.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000.  In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%.  The Company’s carrying value of Unit 6 at September 30, 2013 was $233,000.  The personal loan to Mr. Axon by the third-party lender remains outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s investment interest in Bosco VI for $750,000.  Following the investment interest purchase, at December 31, 2012, the Company’s profit participation in Bosco VI was 16.09% and its outstanding capital contribution was $750,000.

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

The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI.  During the nine months ended September 30, 2013, the Company received distributions from Bosco VI totaling $139,000, which were recognized as reductions of the Company’s investment.  At September 30, 2013, the Company’s outstanding investment in Bosco VI was approximately $361,000, representing approximately a 10% investment interest.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. The Company’s services may be terminated only for cause.  See Note 10.

5.	RECEIVABLES

Receivables at September 30, 2013 and December 31, 2012 consisted of:

	September 30, 2013	December 31, 2012
Due from affiliates	$10,499	$81,731
Third-party servicing fees and expenses	477,889	482,780
Servicing fees and expenses due from Bosco-related entities	761,713	723,338
Other receivables	1,000,000	1,000,000
	$2,250,101	$2,287,849

Due from affiliates at September 30, 2013 and December 31, 2012 consisted of management fees for administrative services provided to the bankruptcy estate of the Company’s former parent company and its former sister companies (collectively referred to as Franklin Holding).  The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis.  The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services.  In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved.  See Note 6.

Other receivables at both September 30, 2013 and at December 31, 2012 consisted principally of funds, as a source of indemnification for certain officers and directors of Franklin Holding, held by a trustee for a trust, to provide specifically designated executive officers and directors with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million.  As the trust was actually funded by the Company, the Company has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement.  However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and the Company’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan.  The Company has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility.  The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate.  It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time.  Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement.  Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, the Company determined that the amounts recorded are appropriate and that the receivable will be collected in full.  Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the Prepackaged Plan), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan.  See Notes 6 and 10.

6.	NOTES PAYABLE

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

For the term of the Note, which began September 1, 2012, on the first day of each month, the Company pays to the bankruptcy estate of Franklin Holding $18,483 per month, plus interest of 3.25% calculated on the outstanding Note balance at the close of the prior month, based on a 360-day year multiplied by the actual number of days elapsed each month.  The Company may prepay the principal due on the Note without penalty.  If payments are not made on time, there is a late charge of five cents ($0.05) for each dollar ($1.00) of the delinquent payment.  The default interest rate for the Note in an event of default (as defined in the Note) would be 8.25%.  The representations, warranties and covenants of the Company, which are contained in the Note, are typical for agreements of that type.

During the three months ended September 30, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $63,000, which included interest of approximately $7,000, in accordance with the terms of the Note.  During the three months ended September 30, 2012, the Company paid the bankruptcy estate of Franklin Holding approximately $43,000 which included interest of approximately $6,000 in accordance with the terms of the Note.

During the nine months ended September 30, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $190,000, which included interest of approximately $23,000, in accordance with the terms of the Note.  During the nine months ended September 30, 2012, the Company paid the bankruptcy estate of Franklin Holding approximately $43,000 which included interest of approximately $6,000 in accordance with the terms of the Note.  At September 30, 2013 and December 31, 2012, the Company had approximately $850,000 and $1.0 million, respectively, outstanding under this note payable.

In August 2013, Mr. Axon advanced $60,000 on a non-interest basis, to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients.  The Company and Mr. Axon entered into a promissory note whereby the note is payable to Mr. Axon only in the event that Mr. Axon exercises his irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties of the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the company has received a total of $4.1 million in cash capital contributions from Mr. Axon.  See Note 11.

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

At September 30, 2013, the Company had no debt outstanding under the revolving line; and, at September 30, 2013, the Company had approximately $4.4 million of undrawn letters of credit issued under the letter of credit facility.  Although the Company has proposed to the Bank finding a replacement facility with another lending institution that would accept a transfer and assignment of the Bank’s obligations and liabilities under the Licensing Credit Agreement in exchange for at least a portion of the collateral pledged thereunder, the Bank has not indicated its agreement with such a proposal.

8.	INCOME TAXES

The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months.  The Company’s major tax jurisdictions are Federal (consolidated with its parent company, Franklin Holding, until September 23, 2010), which remains subject to examination from and including the years 2009 to 2012, and New Jersey which remains subject to examination from and including the years 2009 to 2012. The Company is currently not under any income tax examination by any taxing authorities.

As of September 30, 2013 and December 31, 2012, the Company had tax net operating loss carryforwards with the state of New Jersey estimated at approximately $5.9 million and $3.8 million, respectively.  As of September 30, 2013 and December 31, 2012, the Company had Federal tax net operating loss carryforwards estimated at approximately $6.2 million and $4.1 million, respectively.  The net operating loss carryforwards expire in various years beginning in 2018 through 2031.

9.	CERTAIN CONCENTRATIONS

Third-Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties.  The portfolios serviced for other entities, as of September 30, 2013, were heavily concentrated with loans serviced for related parties.  As of September 30, 2013, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party.  At September 30, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.  See Note 10.

At September 30, 2013 and December 31, 2012, the Company serviced and provided recovery collection services on a total population of approximately 30,300 loans and 32,100 loans, respectively (approximately 79% and 78% of the total loans serviced, respectively), with a UPB of approximately $1.50 billion and $1.60 billion, respectively, for the Bosco-related entities.  Bosco II is the Company’s largest servicing client.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for third-party entities at September 30, 2013:

Location	September 30, 2013
California	24.87%
Florida	12.18%
New York	8.17%
Texas	5.02%
New Jersey	5.02%
Illinois	3.71%
Nevada	3.36%
Georgia	2.94%
Maryland	2.88%
Virginia	2.77%
All Others	29.08%
100.00%

Financing – The Company’s available credit facility is with one financial institution, The Huntington National Bank (the Bank).

10.	RELATED PARTY TRANSACTIONS

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time.  In exchange for the capital contributions, Mr. Axon shall receive one share of non-transferrable restricted preferred stock (Preferred Stock) of the Company, par value $0.001, for every $2 the Company receives in capital contributions made by Mr. Axon, for which an aggregate of 2,050,000 shares of Preferred Stock, out of 3,000,000 shares of authorized but unissued shares of undesignated preferred stock available under the Company’s articles of incorporation, has been reserved for issuance under the terms of the Agreement.  See Note 11.

Bosco-Related Entities – At September 30, 2013, the Company’s specialty servicing and collection business serviced, provided recovery collection services and actively managed approximately 30,300 first and second-lien loans for the Bosco entities, which are related-party entities of the Company (the Bosco entities are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder), as follows: approximately 1,790 home equity loans for Bosco I; approximately 23,400 subordinate-lien loans for Bosco II; approximately 490 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 560 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately four (4) real estate owned properties serviced for Bosco IV; approximately 2,400 non-performing subordinate-lien loans serviced for Bosco V; and, approximately 1,700 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI.  In general, servicing fees for first-lien and second-lien loans and certain loans based on loan level delinquency or status in bankruptcy or foreclosure are assessed on a per unit fee basis or a percentage of monthly collections for loans based on the stage of delinquency or for settlements, property dispositions and other collections; servicing fees for delinquent subordinate-lien residential mortgage loans are assessed based on a percentage of monthly collections; and the Company is entitled to reimbursement of certain third-party fees and expenses incurred in the servicing and collection of the loans.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.62 million and $1.50 million for the three months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 72% and 65% of the total servicing revenues earned during the three months ended September 30, 2013 and 2012, respectively.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $5.2 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 67% and 62% of the total servicing revenues earned during the nine months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 70% of the total servicing revenues, excluding from servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, during the nine months ended September 30, 2013.

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

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $155,000 for both three-month periods ended September 30, 2013 and 2012.  Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $480,000 and $477,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, no deferred servicing fees per the Bosco I amendments have been accrued.

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

On August 24, 2012, the Company entered into another terms agreement with the trust for Bosco II to service effective September 2012 an additional pool of approximately 442 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections.  The Company is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans.  The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice.  This terms agreement was ratified by the Company’s Audit Committee.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio of approximately $1.2 million for both three-month periods ended September 30, 2013 and 2012.  Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for the nine months ended September 30, 2013 and 2012 of approximately $4.0 million and $3.6 million, respectively.

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

Included in the Company’s revenues for the three months ended September 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco III portfolio of approximately $97,000 and $85,000, respectively.  Included in the Company’s revenues for the nine months ended September 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco III portfolio of approximately $250,000 and $277,000, respectively.

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

Included in the Company’s revenues for the three months ended September 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $1,000 and $2,000, respectively.  Included in the Company’s revenues for the nine months ended September 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $5,000 and $9,000, respectively.

Bosco V Servicing Agreement – In April 2012, the Company entered into a servicing agreement with a trust for Bosco V to service and collect on approximately 1,900 non-performing subordinate-lien loans purchased by Bosco V.  The sole member of Bosco V is Mr. Axon.  The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days’ prior written notice.

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

At September 30, 2013, the Company serviced a total of approximately 2,400 loans for Bosco V.

Included in the Company’s revenues for the three and nine months ended September 30, 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $17,000 and $40,000, respectively.  The servicing revenues for Bosco V for the three and nine months ended September 30, 2012 were not significant.

Bosco VI Servicing Agreement – In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate-lien loans with an unpaid principal balance of approximately $100.7 million.  The pool was purchased by Bosco VI for $6,930,000.  The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%.  The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash.  Bosco VI entered into a term loan (the Loan) with a third-party lender in the amount of $1,500,000.  All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until it was paid off in January 2013, in accordance with the Loan agreement.  As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred.  See Note 4.

The foregoing was ratified by the Company’s Audit Committee.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000.  In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City, in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%.  The Company’s carrying value of Unit 6 at September 30, 2013 was $233,000.  The personal loan to Mr. Axon by the third-party lender is outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s investment interest in Bosco VI for $750,000.  Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company’s investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% membership interest in Bosco VI.  See Note 4.

In January 2013, Bosco VI paid the Loan off in full.  As a result, commencing in January 2013, the Company became entitled to its monthly servicing fees uncapped and the deferred servicing fees from future net cash collections on the loans serviced for Bosco VI.  The Company also became entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its membership interest of 16.09%. See Note 4.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool.  Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans was deferred.  The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid.  However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten-month period.  At September 30, 2013, the balance of deferred and unpaid servicing fees was $43,000.  The Company’s services may be terminated only for cause. See Note 4.

Included in the Company’s revenues for the three months ended September 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $121,000 and $40,000.  Included in the Company’s revenues for the nine months ended September 30, 2013 and 2012 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $391,000 and $40,000.

Other Related Party Transactions with the Company’s Chairman – At September 30, 2013, the Company had an outstanding payable to an affiliate, RMTS, LLC, of approximately $27,000 for certain business expenses that were paid by RMTS, LLC.

In August 2013, Mr. Axon advanced $60,000 to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients.  See Note 6.

The Company entered into a collection services agreement, effective in December 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses.  Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected.  The agreement also provides for reimbursement of third-party fees and expenses advanced by the Company as servicer in the normal course of servicing the loans in compliance with the collection services agreement.  The collection fees earned by the Company under this collection services agreement during the three months ended September 30, 2013 and 2012 amounted to approximately $9,000 and $6,000, respectively.  The collection fees earned by the Company under this collection services agreement during the nine months ended September 30, 2013 and 2012 amounted to approximately $29,000 and $3,000, respectively.

In February 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price.  Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses.  The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement.  The collection fees earned by the Company under this collection services agreement during the three and nine months ended September 30, 2013 and 2012 were not significant.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, the Company’s former parent company, on generally a time and materials basis.  The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services.  For the three and nine months ended September 30, 2013, approximately $9,000 and $35,000, respectively, of such costs was billed to Franklin Holding for such services.  There were no such services provided for the bankruptcy estate and liquidation manager of Franklin Holding during the three and nine months ended September 30, 2012.  It is not expected that the Company’s employee time associated with the performance of such services will be material.  See Note 6.

11.	PREFERRED STOCK AND CAPITALIZATION AGREEMENT

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, for the purpose of increasing the net worth and liquidity of the Company. The Capitalization Agreement was approved by the Audit Committee.  A summary of the key terms of the Capitalization Agreement include the following:

●	Mr. Axon, on October 11, 2013, was issued 250,000 shares of Preferred Stock in exchange for the $500,000 capital contribution he made in May 2013, as a non-refundable cash contribution.

●
Mr. Axon shall contribute a minimum of $200,000 in non-refundable cash capital contributions monthly until he has contributed an aggregate of $4.1 million to the Company.  In exchange for the capital contributions, Mr. Axon shall receive one share of Preferred Stock of the Company for every $2 the Company receives in capital contributions made by Mr. Axon.

●
The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in the Real Estate, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the Option).  Prior to the exercise of the Option, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess the Real Estate, including the right to any rental income received from the Real Estate.

●
Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee.  To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

The Capitalization Agreement contains customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed.

See Note 1.

12.	LICENSES TO SERVICE LOANS

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements.  The highest state minimum net worth requirement for the Company is in New York (in which the Company has an application pending with the New York State Department of Financial Services), which requires the Company to maintain an adjusted net worth of approximately $500,000.  Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans).  In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City.  If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states.  The Company had an operating loss of $3.1 million during the year ended December 31, 2012 and a loss of $2.1 million during the nine months ended September 30, 2013.  Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At September 30, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan, and New York State and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans).

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time.  The Capitalization Agreement, which is a component of the Plan, may enable the Company to regain compliance with applicable regulatory net worth requirements by December 31, 2014.  See Note 11.

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

On August 24, 2011 (as filed for publication in the state register on September 14, 2011 and later emergency renewals, the latest of which was published on March 27, 2013), new emergency regulations were adopted that lowered minimum Adjusted Net Worth requirements to a minimum of at least $250,000 plus ¼ of 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), provided, that, if such person is solely a third-party servicer (as defined in the regulations) with respect to certain mortgage loans and owns other mortgage loans or the servicing rights thereto, it shall maintain net worth of at least $250,000 plus ¼ of 1% of the outstanding principal balance of the non third-party servicer loans and ¼ of 1% of the outstanding principal amount of the New York mortgage loans for which it is a third-party servicer.  As a result, the Company at that time had regained compliance with the adjusted net worth requirements in New York.

13.	DEFERRED PAYMENT AGREEMENT WITH THE BANK

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

14.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the three and nine months ended September 30, 2013 and 2012.  Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees, outside auditing fees and other professional and consulting fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Salaries and benefits expenses	$1,742,499	$1,879,520	$5,520,214	$5,878,662
Facility costs	494,015	474,377	1,424,038	1,401,855
Communication/technology costs	255,656	207,896	718,239	677,338
Professional fees	319,913	195,555	958,243	514,341
All other expenses	341,816	363,624	1,320,588	1,257,581
Total	$3,153,899	$3,120,972	$9,941,322	$9,729,777

Included in All other expenses during the nine months ended September 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000.  Included in Professional fees for the three and nine months ended September 30, 2013 were approximately $89,000 and $199,000, respectively, for IT consulting services.  The amounts incurred for such services were $4,000 in both the three and nine months ended September 30, 2012.

15.	SUBSEQUENT EVENTS

Preferred Stock and Capitalization Agreement

Pursuant to the Capitalization Agreement entered into by the Company and Mr. Axon on October 11, 2013, effective September 30, 2013, Mr. Axon on October 18, 2013 was issued 100,000 shares of Preferred Stock at the price of two dollars ($2.00) per share, for an aggregate price of $200,000, which the Company received from Mr. Axon in cash on October 18, 2013.  Accordingly, when combined with the prior issuance, Mr. Axon has been issued a total of 350,000 shares of Preferred Stock under the terms of the Agreement. See Notes 1 and 11.

Sale of a Portion of a Portfolio of Mortgage Loans Serviced by the Company

The Company’s significant unrelated party client sold a portion of its mortgage portfolio currently serviced on its behalf by the Company in May 2013, and has begun to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company, which at September 30, 2013, consists of approximately 1,700 loans with a UPB of approximately $241.4 million, in two or more tranches by year end 2013.

The unrelated party client on October 15, 2013 entered into a sale agreement to sell approximately 686 loans and real estate assets, with a UPB of approximately $142.2 million, currently serviced by the Company, to an unrelated institutional investor (the “New Client”).  The Company entered into a servicing agreement with the New Client to continue to service the sold loans for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure.  The New Client cannot terminate the servicing agreement for nine months unless for cause or if the New Client experiences an event of default under the interim financing agreement it put in place with its structuring agent in regard to the purchase of the loans and real estate assets.  After nine months, the servicing agreement can be terminated by either party with three months written notice without penalty.  In order for the Company to retain the servicing of the loans sold with the New Client and for the possible opportunity to obtain additional loan servicing contracts with this entity for loans included in this sale that are serviced by other entities, and for the possible opportunity to obtain additional loan servicing contracts from the Company’s legacy unrelated party servicing client for their remaining loans that are not serviced by the Company and not sold to other entities, with the approval of its Audit Committee the Company agreed to waive a termination penalty with its legacy unrelated party client.  The termination penalty waived amounted to approximately $735,000.

Mr. Axon is a 3% minority limited partner investor (with no control rights and, with respect to the servicing agreement with the Company, no voting rights) with the New Client.

The servicing revenue earned from the legacy unrelated party client for the nine months ended September 30, 2013 was $2.1 million, which included a $290,000 servicing termination fee for the sale in May 2013 of a certain portion of the mortgage portfolio serviced by the Company.  The servicing fees earned from loans serviced by this legacy unrelated third party amounted to approximately 27% of the Company’s total servicing revenues earned for the nine months ended September 30, 2013 (excluding from total servicing revenues the termination fee paid in the second quarter of 2013).

Should a sale of the remaining portfolio of loans currently serviced by the Company for this legacy unrelated party be consummated, and the Company is unable to enter into a servicing agreement with the purchaser(s), the Company may experience a significant decrease in revenue and its ability to fund operating expenses may be adversely affected, if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

Extension of the Company’s Office Lease

On October 31, 2013, the Company entered into an amendment to its office lease, which extended the lease on the 25th Floor of 101 Hudson Street in Jersey City, NJ through December 31, 2019, at an annual base rate of: $1,168,377 for the year 2014 (a reduction of $2 per square foot based on 33,866 gross rentable square feet); $1,185,310 for 2015; $1,202,243 for 2016; $1,219,176 for 2017; $1,236,109 for 2018; and, $1,253,042 for 2019.  In addition, the Company did not extend its lease for the 37th floor, and the Company will receive a four month credit for the monthly base rent on the 37th floor and other typical concessions, over the term of the agreement and subject to certain conditions.  All other terms remain substantially unchanged.

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

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of September 30, 2013 are described in Note 2 to the Financial Statements.  As of September 30, 2013 and December 31, 2012, we have identified income taxes as the Company’s most critical accounting policy and estimate.  The following discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures.  Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements.  Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time.  Section 107 of the JOBS Act provides that an emerging growth company, such as the Company, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as the Company is an emerging growth company.  An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  As of the dates of the Financial Statements the Company has complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, the Company’s Financial Statements included herein are comparable to companies that comply with public company financial statements.  However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

At September 30, 2013, the portfolio of residential mortgage loans serviced for other entities consisted of 38,600 loans representing $1.96 billion of unpaid principal balance (“UPB”).  At September 30, 2013, approximately 30,300 loans were serviced for the Bosco-related entities.

As of September 30, 2013, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party.  At September 30, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected.  See Note 10 to the Financial Statements.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 77%  (79% of the number of loans) of the total UPB of loans serviced at September 30, 2013.  Bosco II is the Company’s largest servicing client.  See Notes 9 and 10 to the Financial Statements.

The Company’s significant unrelated party client sold a portion of its mortgage portfolio serviced on its behalf by the Company in May 2013.  The Company recognized a $290,000 servicing termination fee received from the unrelated party client for the sale in May 2013 of a portion of the mortgage portfolio serviced by the Company.  The sold loans were transferred to the purchaser’s servicer, and an interim servicing agreement terminated effective June 10, 2013.  As a result of the sale of a portion of the mortgage portfolio by the Company’s significant unrelated party client in May 2013, the Company ceased the servicing of approximately 575 loans with a UPB of approximately $58.1 million effective June 10, 2013.

The Company’s significant unrelated party client has begun to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company in two or more tranches before year-end 2013, with the first of such tranches sold effective October 15, 2013.

The unrelated party client on October 15, 2013 entered into a sale agreement to sell approximately 686 loans and real estate assets, with a UPB of approximately $142.2 million, currently serviced by the Company to an unrelated institutional investor (the “New Client”).  The Company entered into a servicing agreement with the New Client to continue to service the sold loans for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure.  The New Client cannot terminate the servicing agreement for nine months unless for cause or if the New Client experiences an event of default under the interim financing agreement it put in place with its structuring agent in regard to the purchase of the loans and real estate assets.  After nine months, the servicing agreement can be terminated by either party with three months written notice without penalty.  In order for the Company to retain the servicing of the loans sold with the New Client and for the possible opportunity to obtain additional loan servicing contracts with this entity for loans included in this sale that are serviced by other entities, and for the possible opportunity to obtain additional loan servicing contracts from the Company’s legacy unrelated party servicing client for their remaining loans that are not serviced by the Company and not sold to other entities, with the approval of its Audit Committee the Company agreed to waive a termination penalty with its legacy unrelated party client.  The termination penalty waived amounted to approximately $735,000.

See Note 15 to the Financial Statements.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio of residential mortgage loans at September 30, 2013 and December 31, 2012.

	September 30, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,458	$842,008,803	43.33%
Condos, co-ops, PUD (planned urban development) dwellings	2,116	108,631,190	5.59%
Manufactured and mobile homes	297	6,244,541	0.32%
Secured, property type unknown(1)	1,043	21,873,192	1.13%
Commercial	34	2,381,500	0.12%
Unsecured loans(2)	19,516	961,895,494	49.51%
Total	38,464	$1,943,034,720	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	19,568	$1,130,643,563	53.14%
Condos, co-ops, PUD (planned urban development) dwellings	2,514	138,211,406	6.50%
Manufactured and mobile homes	372	9,480,366	0.45%
Secured, property type unknown(1)	1,158	24,550,957	1.15%
Commercial	43	3,878,146	0.18%
Unsecured loans(2)	17,403	820,946,307	38.58%
Total	41,058	$2,127,710,745	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of September 30, 2013, by unpaid principal balance.

		September 30, 2013
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$105,715,997	5.44%
Delinquent	31 – 60 days	13,425,207	0.69%
	61 – 90 days	2,177,064	0.11%
	90+ days	1,365,665,329	70.29%

Modified Loans	0 – 30 days	35,672,177	1.84%
Delinquent	31 – 60 days	9,224,551	0.47%
	61 – 90 days	1,487,648	0.08%
	90+ days	18,279,545	0.94%

Bankruptcy	0 – 30 days	12,102,429	0.62%
Delinquent	31 – 60 days	2,136,628	0.11%
	61 – 90 days	503,032	0.03%
	90+ days	238,752,151	12.29%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	463,058	0.02%
	61 – 90 days	—	—
	90+ days	137,429,904	7.07%

	Total	$1,943,034,720	100.00%
All current loans	0 – 30 days	$153,490,603	7.90%

Included in the above table were second-lien mortgage loans in the amount of $1.63 billion, of which $85.9 million were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at September 30, 2013 was: $1.37 billion (including $1.28 billion at least 90 days contractually delinquent), or 84%, were performing; $32.5 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $221.7 million, or 14%, were in bankruptcy; and $398,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of September 30, 2013, by loan count.

		September 30, 2013
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	2,997	7.79%
Delinquent	31 – 60 days	265	0.69%
	61 – 90 days	57	0.15%
	90+ days	28,392	73.82%

Modified Loans	0 – 30 days	611	1.59%
Delinquent	31 – 60 days	103	0.27%
	61 – 90 days	16	0.04%
	90+ days	398	1.03%

Bankruptcy	0 – 30 days	346	0.90%
Delinquent	31 – 60 days	57	0.15%
	61 – 90 days	15	0.04%
	90+ days	4,529	11.77%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	1	—
	61 – 90 days	—	—
	90+ days	677	1.76%

	Total	38,464	100.00%
All current loans	0 – 30 days	3,954	10.28%

Included in the above table were 34,637 second-lien mortgage loans, of which 2,713 were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at September 30, 2013 was: 29,113 loans (including 26,159 loans at least 90 days contractually delinquent), or 84%, were performing; 828 loans, or 2%, were modified due to delinquency or the borrower’s financial difficulty; 4,689 loans, or 14%, were in bankruptcy; and seven loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the serviced for others portfolio of residential mortgage loans (exclusive of real estate assets) at September 30, 2013 and December 31, 2012:

	September 30, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,827	$317,634,351	16.35%
2nd Liens	34,637	1,625,400,369	83.65%
Total	38,464	$1,943,034,720	100.00%

	December 31, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,594	$407,719,148	19.16%
2nd Liens	36,464	1,719,991,597	80.84%
Total	41,058	$2,127,710,745	100.00%

The following tables set forth information regarding the geographic location of properties securing the serviced for others portfolio of residential mortgage loans at September 30, 2013 and December 31, 2012:

	September 30, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,780	$483,231,598	24.87%
Florida	4,280	236,683,439	12.18%
New York	1,837	158,674,391	8.17%
Texas	3,633	97,551,358	5.02%
New Jersey	943	97,548,083	5.02%
Illinois	1,639	72,165,901	3.71%
Nevada	1,052	65,250,245	3.36%
Georgia	1,587	57,137,312	2.94%
Maryland	855	55,985,680	2.88%
Virginia	777	53,744,339	2.77%
All Others	16,081	565,062,374	29.08%
Total	38,464	$1,943,034,720	100.00%

	December 31, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,153	$520,754,447	24.47%
Florida	4,447	250,867,949	11.79%
New York	1,925	169,753,280	7.98%
New Jersey	1,020	109,552,269	5.15%
Texas	3,793	105,532,881	4.96%
Illinois	1,770	78,248,834	3.68%
Nevada	1,110	69,161,410	3.25%
Georgia	1,704	63,683,492	2.99%
Maryland	902	61,479,787	2.89%
Virginia	839	59,356,173	2.79%
All Others	17,395	639,320,223	30.05%
Total	41,058	$2,127,710,745	100.00%

Real Estate Assets Serviced for Others

At September 30, 2013, the Company serviced for other entities 99 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $20.6 million.  At December 31, 2012, the Company serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the nine months ended September 30, 2013, 106 REO properties, obtained on foreclosed loans that had an aggregate UPB of $19.8 million, were sold.  During nine months ended September 30, 2012, 101 REO properties, obtained on foreclosed loans that had an aggregate UPB of $13.3 million, were sold.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview.  At September 30, 2013, the Company had total assets of $18.2 million, stockholders’ equity of $6.5 million and Preferred stock-temporary equity of $500,000.  Stockholders’ equity at December 31, 2012 was $8.6 million. See Note 11 to the Financial Statements.

The Company had a net loss both before and after tax of $797,000 for the three months ended September 30, 2013, compared with a net loss both before and after tax of $808,000 for the three months ended September 30, 2012.  The Company had a loss per common share of $0.08 on a basic and diluted basis, for the three months ended September 30, 2013 and 2012.

Revenues decreased by $11,000 for the three months ended September 30, 2013, from $2.39 million for the three months ended September 30, 2012.  Servicing revenues decreased by $37,000, principally due to the sale of loans in May 2013 by the Company’s significant unrelated third-party client, as the servicing of these loans was transferred by the purchaser and the Company has not replaced or supplemented the transferred servicing with significant new servicing contracts.  This decline in revenue was only partially offset by increased collections from one Bosco entity with three servicing contracts and additional servicing fees earned from servicing the Bosco VI loans (the Bosco VI servicing commenced in May 2012).  The decrease in servicing and collection fees was also due to other declining portfolios of loans serviced for other third parties.  Partially offsetting these decreases in servicing revenues in the three months ended September 30, 2013 was an increase in Other income, principally due to a state tax refund received in the three months ended September 30, 2013.  The Company’s revenues during the three months ended September 30, 2013 and 2012 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the various Bosco entities.  See Note 14 to the Financial Statements.

Included in the Company’s revenues were servicing fees recognized from servicing the loan portfolios for the Bosco-related entities of $1.62 million and $1.50 million for the three months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing the loan portfolios for the Bosco-related entities represented approximately 72% and 65% of the total servicing revenues earned during the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party.  At September 30, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties.

At September 30, 2013, the Company actively serviced and provided recovery collection services on a total population of approximately 38,600 loans and real estate properties, approximately 30,300 loans for all of the Bosco-related entities.

Prior to the prepackaged bankruptcy filing of its former parent company, Franklin Holding, the Company charged Franklin Holding a management fee that was estimated based on internal services rendered by its employees to Franklin Holding; yet, no management fee had been recognized for such period since 2011 due to the uncertainty of collection due to Franklin Holding’s reduced available cash and then pending bankruptcy filing.  As a result of the uncertainty of collection of the management fees due to Franklin Holding’s reduced available cash and then pending bankruptcy filing, during the quarter ended September 30, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the amount of approximately $880,000 for the estimated cost of internal services rendered by its employees and expenses paid for Franklin Holding during the nine months ended September 30, 2012 (the charge off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity).

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis.  The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services.  For the three months ended September 30, 2013, approximately $34,000 of such costs was billed to Franklin Holding for such services.  It is not expected that the Company’s employee time associated with the performance of such services will be material.

Revenues.  Revenues decreased by $11,000 to $2.38 million for the three months ended September 30, 2013, from $2.39 million for the three months ended September 30, 2012.  Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $37,000, or 2%, to $2.26 million during the three months ended September 30, 2013 from $2.30 million during the corresponding three months in the prior year.  The decrease in servicing and collection fees earned was principally the result of $119,000 in reduced servicing and collection fees earned on a declining portfolio of loans serviced by the Company for its significant unrelated third-party client due to the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts.  The decrease in servicing and collection fees due to the May 2013 loan sale by the Company’s significant unrelated third-party servicing client was partially offset by a $122,000 net increase in servicing and collection fees earned from the servicing contracts for the Bosco entities during the three months ended September 30, 2013 due principally to (i) $99,000 earned for the three months ended September 30, 2013 from the Bosco II portfolios (Bosco II-II and II-III) compared with $84,000 earned for the three months ended September 30, 2012, (ii) $97,000 earned for the three months ended September 30, 2013 from the Bosco III servicing contract compared with $85,000 earned for the three months ended September 30, 2012, (iii) $121,000 earned for the three months ended September 30, 2013 from the Bosco VI servicing contract (added in May 2012) compared with $40,000 earned for the three months ended September 30, 2012, and (iv) $17,000 earned for the three months ended September 30, 2013 from two servicing contracts entered into with Bosco V entities added in April and October 2012 (no servicing revenues were earned in the three months ended September 30, 2012).  Servicing revenues from servicing the Bosco II portfolio decreased by $3,000, from $1.13 million for the three months ended September 30, 2012 to $1.12 million for the three months ended September 30, 2013; and, servicing fees from all other unrelated third-party servicing clients decreased by approximately $38,000 during the three months ended September 30, 2013.  See Note 14 to the Financial Statements.

Other income (principally rental income, and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) increased by $27,000, or 30%, to $120,000 during the three months ended September 30, 2013, from $93,000 during the corresponding three months of 2012.  This increase was the result of approximately $9,000 earned for management fees for services provided by the Company to the bankruptcy estate of its former parent, Franklin Holding; $9,000 earned for administrative fees for one of the Bosco entities; a $13,000 state tax refund; and, partially offset by a $5,000 decrease in property inspection fees.

Operating Expenses.  Operating expenses decreased by $22,000, or 1%, to $3.18 million during the three months ended September 30, 2013 from $3.20 million during the same period in 2012.  Total operating expenses include collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses increased by $33,000, or 1%, to $3.15 million during the three months ended September 30, 2013, from $3.12 million during the corresponding three-month period in 2012.  Salary and employee benefits expenses decreased by $137,000, or 7%, to $1.74 million during the three months ended September 30, 2013, from the three months ended September 30, 2012.  The number of servicing employees increased to 68 at September 30, 2013 from 64 employees at September 30, 2012, and decreased from 71 employees at December 31, 2012.  Included in the reduction in salary expense was a $75,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area.  The Company had 90 employees at September 30, 2013, compared with 92 employees at September 30, 2012 and 99 employees at December 31, 2012.  Communications and technology costs increased by $48,000 during the three months ended September 30, 2013, from $208,000 during the corresponding period in 2012, while Facility costs increased by $20,000 during the three months ended September 30, 2013, from $474,000 during the corresponding period in 2012.  Professional fees increased by $124,000 during the three months ended September 30, 2013, from $196,000 during the corresponding period in 2012, principally due to increases of (i) $86,000 for IT contractors for special projects, (ii) $38,000 in outside legal fees, and (iii) $18,000 for fees related to the Company’s filings as a new SEC filer following the emergence as a separate company through the voluntary prepackaged plan of bankruptcy reorganization of Franklin Holding, including $13,000 for board of director fees.  These increases in professional fees were partially offset by a $21,000 decrease in tax consulting and review services principally due to the timing of such costs.  All other expenses (Collection, general and administrative expenses) decreased by $22,000, or 6%, during the three months ended September 30, 2013, from the three months ended September 30, 2012.  There were no contract underwriter costs incurred during the three months ended September 30, 2013, compared with $10,000 in the three months ended September 30, 2012 (the Company exited the due diligence services business during the second quarter of 2012).  Various other general and administrative expenses decreased by approximately $12,000 during the three months ended September 30, 2013, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $7,000 for the three months ended September 30, 2013, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding.  Interest expense amounted to $6,000 for the three months ended September 30, 2012.

Depreciation expenses decreased by $56,000 in the three months ended September 30, 2013 due the full depreciation of certain assets, compared with the same three-month period of 2012.

Pre-tax loss in the three months ended September 30, 2013 decreased by $11,000 to a net loss of $797,000, from a pre-tax loss of $808,000 during the three months ended September 30, 2012, for the reasons set forth above.

The Company did not record a tax provision during either the three months ended September 30, 2013 or the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Overview.  The Company had a net loss both before and after tax of $2.1 million for the nine months ended September 30, 2013, compared with a net loss both before and after tax of $2.2 million for the nine months ended September 30, 2012.  The Company had a loss per common share for the nine months ended September 30, 2013 and 2012 of $0.21 and $0.22, respectively, on a basic and diluted basis.  Included in the net loss both before and after tax of $2.1 million for the nine months ended September 30, 2013 was the receipt of a termination fee of $290,000 earned for the sale of a portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client.

Revenues increased by $285,000 to $8.04 million for the nine months ended September 30, 2013, from $7.75 million for the nine months ended September 30, 2012.  Servicing revenues increased by $489,000 to $7.67 million from $7.18 million, principally due to increased collections on one existing Bosco servicing contract and a Bosco-entity servicing contract added in May 2012 (Bosco VI).  The increases in servicing and collection fees earned from certain Bosco portfolios were partially offset by reduced servicing and collection fees earned from a declining portfolio of loans serviced for the Company’s significant unrelated third-party client, principally due to the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated third-party client, which were not replaced or supplemented with significant new servicing contracts.  However, a termination fee of $290,000 earned in the nine months ended September 30, 2013 for the sale of a certain portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client principally offset the reduced servicing and collection fees earned from this servicing client.  Partially offsetting the increase in servicing revenues in the nine months ended September 30, 2013 was a decline in Other income due principally to the absence of due diligence fees as the Company exited the due diligence services business in the second quarter of 2012.  Due diligence fees amounted to $272,000 during the nine months ended September 30, 2012.  The Company’s revenues during the nine months ended September 30, 2013 and 2012 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the various Bosco entities.  See Note 10 to the Financial Statements.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $5.16 million and $4.45 million for the nine months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 67% and 62% of the total servicing revenues earned during the nine months ended September 30, 2013 and 2012, respectively.  The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 70% of the total servicing revenues, excluding from total servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, earned during the nine months ended September 30, 2013.  Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $413,000 for the nine months ended September 30, 2013 and at September 30, 2013, had accumulated to approximately $3.3 million.  The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap.  In addition, at September 30, 2013, the Company had deferred servicing fees from Bosco VI in the aggregate amount of $43,000 due to a provision in the Company’s servicing agreement with Bosco VI, which capped the servicing fee during the time period that a loan by a third-party lender to Bosco VI remained outstanding (in January 2013, Bosco VI paid the loan off in full).  The deferred servicing fees from Bosco VI are being paid by Bosco VI over a ten-month period, ending December 2013.

Prior to the prepackaged bankruptcy filing of its former parent company, Franklin Holding, the Company charged Franklin Holding a management fee that was estimated based on internal services rendered by its employees to Franklin Holding; yet, no management fee had been recognized for such period since 2011 due to the uncertainty of collection due to Franklin Holding’s reduced available cash and then pending bankruptcy filing.  As a result of the uncertainty of collection of the management fees due to Franklin Holding’s reduced available cash and then pending bankruptcy filing, during the nine months ended September 30, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the amount of approximately $880,000 for the estimated cost of internal services rendered by its employees and expenses paid for Franklin Holding during the nine months ended September 30, 2012 (the charge-off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity).

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis.  The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services.  For the nine months ended September 30, 2013, approximately $35,000 of such costs was billed to Franklin Holding for such services.  It is not expected that the Company’s employee time associated with the performance of such services will be material.

Revenues.  Revenues increased by $285,000 to $8.04 million during the nine months ended September 30, 2013, from $7.75 million during the same nine-month period in 2012.  Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) increased by $489,000, or 7%, to $7.67 million during the nine months ended September 30, 2013 from $7.18 million during the corresponding nine months in the prior year.  Servicing revenues increased principally due to increased collections from one existing Bosco-related entity with three servicing contracts and a Bosco-entity servicing contract added in May 2012 (Bosco VI).  The increases in servicing and collection fees earned from the Bosco portfolios of $706,000, or 10%, during the nine months ended September 30, 2013 were partially offset by reduced servicing and collection fees earned on a declining portfolio of loans serviced for the Company’s significant unrelated third-party client due to the May 2013 loan sale by the Company’s significant unrelated third-party servicing client, which were not replaced or supplemented with significant new servicing contracts.  However, a termination fee of $290,000 earned in the nine months ended September 30, 2013 for the sale in May 2013 of a certain portion of the mortgage portfolio by the Company’s significant unrelated servicing client principally offset the reduced servicing and collection fees earned from this servicing client.  The increase in servicing fees from the Bosco servicing contracts for the nine months ended September 30, 2013 was due principally to (i) an increase of $108,000 from servicing the Bosco II portfolio, from $3.50 million for the nine months ended September 30, 2012 to $3.61 million for the nine months ended September 30, 2013, (ii) $380,000 earned for the nine months ended September 30, 2013 from two new Bosco II portfolios (Bosco II-II and II-III) compared with $145,000 earned for the nine months ended September 30, 2012, (iii) $40,000 earned for the nine months ended September 30, 2013 from the new Bosco V servicing contracts (no servicing revenues were earned in the nine months ended September 30, 2012), (iv) $391,000 earned for the nine months ended September 30, 2013 from the new Bosco VI servicing contract (added in May 2012) compared to $40,000 for the same period last year, and (v) offset somewhat by a decrease of $28,000 from various other Bosco-entity servicing contracts for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Servicing fees from all other unrelated third-party servicing clients decreased by approximately $72,000 during the nine months ended September 30, 2013.  See Note 10 to the Financial Statements.

Other income (principally rental income, due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $199,000, or 36%, to $360,000 during the nine months ended September 30, 2013, from approximately $559,000 during the corresponding nine months of 2012.  This decrease was principally the result of the absence of due diligence fees in the nine months ended September 30, 2013, compared with $272,000 for the nine months ended September 30, 2012, due to the Company exiting the due diligence services business in the second quarter of 2012, and decreased property inspection visit income of $21,000.  Partially offsetting this decline in revenue for the nine months ended September 30, 2013 was $35,000 earned for management fees for services provided by the Company to the bankruptcy estate of its former parent, Franklin Holding, $20,000 for administrative fees from the Bosco entities, $13,000 received for a state tax refund, an increase of $13,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties, which amounted to $268,000 for the nine-month period ended September 30, 2013.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, and the bankruptcy estate of Franklin Holding reimburses the Company for services provided to and incurred for Franklin Holding.

Operating Expenses.  Operating expenses increased by $168,000, or 2%, to $10.13 million during the nine months ended September 30, 2013 from $9.96 million during the same period in 2012.  Included in Operating expenses during the nine months ended September 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000.  Total operating expenses include collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses increased by $212,000, or 2%, to $9.94 million during the nine months ended September 30, 2013, from $9.73 million during the corresponding nine-month period in 2012.  Included in Collection, general and administrative expenses during the nine months ended September 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000.  Salary and employee benefits expenses decreased by $358,000, or 6%, to $5.52 million during the nine months ended September 30, 2013, from the nine months ended September 30, 2012.  The number of servicing employees increased to 68 at September 30, 2013, from 64 employees at September 30, 2012, and decreased from 71 employees at December 31, 2012.  Included in the reduction in salary expenses was a $221,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area.  The Company had 90 employees at September 30, 2013, compared with 92 employees at September 30, 2012 and 99 employees at December 31, 2012.  Communications and technology costs increased by $41,000 during the nine months ended September 30, 2013, from $677,000 during the corresponding period in 2012, while Facility costs increased by $22,000 during the nine months ended September 30, 2013, from $1.4 million during the corresponding period in 2012.  Professional fees increased by $444,000 during the nine months ended September 30, 2013, to $958,000 principally due to increases of (i) $195,000 for IT contractors for special projects (ii) $37,000 for audit services and $38,000 for tax consulting and review services, both due to the timing of the work as compared to the same period last year, (iii) $12,000 for the Company’s SSAE 16 review of servicing operations due to the timing of the 2012 review, although the cost for the 2012 review was reduced from the cost for the 2011 review, (iv) $132,000 in outside legal fees, and (v) $72,000 for fees related to the Company’s filings as a new SEC filer following the emergence as a separate company through the voluntary prepackaged plan of bankruptcy reorganization of Franklin Holding, which included $36,000 for board of director fees.

These increases in professional fees were somewhat offset by an $18,000 decrease in recruitment placement fees and a $24,000 decrease in due diligence fees incurred with third parties for providing diligence services for the Company’s clients (the Company exited the due diligence services business during the second quarter of 2012).  All other expenses (Collection, general and administrative expenses) increased by $63,000, or 5%, during the nine months ended September 30, 2013, from the nine months ended September 30, 2012.  Included in All other expenses during the nine months ended September 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000; and, there were no contract underwriter costs incurred during the nine months ended September 30, 2013, compared with $47,000 in the nine months ended September 30, 2012 (the Company exited the due diligence services business during the second quarter of 2012).  Various other general and administrative expenses decreased by approximately $40,000 during the nine months ended September 30, 2013, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $23,000 for the nine months ended September 30, 2013, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding.  Interest expense amounted to $6,000 for the nine months ended September 30, 2012.

Depreciation expenses decreased by $61,000, or 27%, to $165,000 during the nine months ended September 30, 2013, compared with the same nine-month period of 2012.  This decrease during the nine months ended September 30, 2013 was principally due to fully depreciated assets during the past twelve months.

Pre-tax loss in the nine months ended September 30, 2013 declined by $117,000 to a net loss of $2.09 million, from a pre-tax loss of $2.20 million during the nine months ended September 30, 2012, for the reasons set forth above.

The Company did not record a tax provision during either the nine months ended September 30, 2013 or the nine months ended September 30, 2012.

Liquidity and Capital Resources

General

As of September 30, 2013, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties.  Through the Company’s credit facility (the “Licensing Credit Agreement”) with The Huntington National Bank (the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million.  At September 30, 2013, there was no debt outstanding under the revolving line and approximately $4.4 million of undrawn letters of credit issued under the Licensing Credit Agreement with the Bank.  The Licensing Credit Agreement expires on March 31, 2014.  See Note 7 to the Financial Statements.

The Company’s significant unrelated party client sold a portion of its mortgage portfolio serviced on its behalf by the Company in May 2013.  The sold loans were transferred to the purchaser’s servicer, and an interim servicing agreement terminated effective June 10, 2013.  As a result of the sale of a portion of the mortgage portfolio by the Company’s significant unrelated party client in May 2013, the Company ceased the servicing of approximately 575 loans with a UPB of approximately $58.1 million effective June 10, 2013.  The Company’s servicing revenues earned for servicing the portion of the mortgage portfolio sold by this unrelated party client was approximately $73,000 during the three months ended June 30, 2013.  Should the Company be unable to add business or take appropriate cost-saving measures to offset the reduced revenue and cash flows, the Company would experience a significant decrease in revenue and cash flow.  See Note 15 to the Financial Statements.

Short-term Investments.  The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk.  At September 30, 2013, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations.  The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties.

At September 30, 2013, the Company had cash and cash equivalents of $758,000 compared with $585,000 at December 31, 2012.  At September 30, 2013, the Company had restricted cash of $13.6 million compared with $15.4 million at December 31, 2012.  Included in Restricted cash at September 30, 2013 and December 31, 2012 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $6.1 million and $7.9 million, respectively, that was restricted under the Company’s servicing agreements with third parties.

Also included in Restricted cash at both September 30, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement).  See Note 7 to the Financial Statements.

Net cash used in operating activities was $601,000 during the nine months ended September 30, 2013 compared to $2.0 million in net cash used during the nine months ended September 30, 2012. The decrease in net cash used was principally due to (i) the Company’s charge off of receivables, during the nine months ended September 30, 2012, due from its former parent company, Franklin Holding, in the aggregate amount of approximately $880,000 for management fees and unreimbursed expenses, the collection of which was determined to be in doubt (the charge off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity), (ii) an increase in Accrued expenses and other current liabilities in the amount of $1.1 million, and (iii) the decrease in the net loss during the nine months ended September 30, 2013 in the amount of $117,000 compared to the nine months ended September 30, 2012.  The decrease in net cash used was somewhat offset by increases in Other assets and Receivables aggregating $562,000.

Net cash provided in investing activities was $380,000 during the nine months ended September 30, 2013, compared to $1.6 million of net cash used in the nine months ended September 30, 2012.  The increase in net cash provided in investing activities during the nine months ended September 30, 2013 was due principally to the payment of $250,000 by Thomas J. Axon, the Chairman and President of Franklin Credit (“Mr. Axon”), for a portion of the Company’s then outstanding membership interest in Bosco VI and distributions received from the investment in Bosco VI in the amount of approximately $139,000.  The net cash used in investing activities during the nine months ended September 30, 2012 was due principally to the Company’s investment in Bosco VI in the amount of $1.5 million.  See Note 4 to the Financial Statements.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $394,000 due to a $500,000 capital contribution made by Mr. Axon to the Company in May 2013 in contemplation of a capitalization agreement (the “Capitalization Agreement”) that became effective September 30, 2013 and $60,000 advanced to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients, which were partially offset by a $129,000 increase in payments made on the note payable to the bankruptcy estate of Franklin Holding.  The net cash used in financing activities during the nine months ended September 30, 2012 was principally the result of the Company’s initial payment of $250,000 to the bankruptcy estate of Franklin Holding.  See Note 11 to the Financial Statements.

Borrowings

At September 30, 2013, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank.  See Note 7 to the Financial Statements.

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

Interest Rate Risk

As of September 30, 2013, the Company had no investments in financial assets or borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013 and Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 14, 2013.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K, other than as set forth below.

Risks Related to the Company’s Business

●	If the Company’s lender fails to renew its Licensing Credit Agreement for additional terms, the Company’s revolving line of credit and letter of credit facilities will expire on March 31, 2014.

–
Although the Company has proposed to the Bank finding a replacement facility with another lending institution that would accept a transfer and assignment of the Bank’s obligations and liabilities under the Licensing Credit Agreement in exchange for at least a portion of the collateral pledged thereunder, the Bank has not indicated its agreement with such a proposal.

●	The clients for whom the Company services loans may transfer its rights as servicer and the Company may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

–
The Company’s significant unrelated party client sold a portion of the mortgage portfolio currently serviced on its behalf by the Company in May 2013.  As a result of the sale of a certain portion of its mortgage portfolio, the Company ceased the servicing of approximately 575 loans with a UPB of approximately $58.1 million effective June 10, 2013.  The Company’s servicing revenues earned from the portion of the mortgage portfolio sold by this unrelated party client amounted to approximately $73,000 during the three months ended June 30, 2013.  The Company was paid a servicing termination fee of $290,000.  At September 30, 2013, the Company continued to service for this unrelated party client approximately 1,700 loans with a UPB of approximately $241.4 million.

–
The Company’s significant unrelated party client also has begun to seek to sell the remaining mortgage portfolio currently serviced on its behalf by the Company, which consisted of approximately 1,700 loans with a UPB of approximately $241.4 million at September 30, 2013, before year end 2013.  Should a sale of the remaining portfolio of loans currently serviced by the Company for this unrelated party be consummated, and the Company is unable to enter into a servicing agreement with the purchaser(s), the Company may experience a significant decrease in revenue and its ability to fund operating expenses may be adversely affected, if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

The unrelated party client on October 15, 2013 entered into a sale agreement to sell approximately 686 loans and real estate assets, with a UPB of approximately $142.2 million, currently serviced by the Company to an unrelated institutional investor (the New Client) of loans and related assets.  The Company entered into a servicing agreement with the New Client to continue to service the sold loans for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure.  The New Client cannot terminate the servicing agreement for nine months unless for cause or if the New Client experiences an event of default under the interim financing agreement it put in place with its structuring agent in regard to the purchase of the loans and real estate assets.  After nine months, the servicing agreement can be terminated by either party with three months written notice without penalty.

●	The Company’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

●	A prolonged economic slowdown or a lengthy or severe recession could harm the Company’s servicing operations, particularly if it results in a decline in the real estate market.

●	The Company’s servicing business is sensitive to, and can be affected by, changes in interest rates.

●	The Company may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

●	If the Company does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect the Company’s operations.

–
As disclosed in the section entitled “Licenses to Service Loans” and Note 11 to the Financial Statements for the nine-month period ended September 30, 2013 on this Form 10-Q, at September 30, 2013, as a result of continued operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois, Massachusetts, Michigan and New York State and for the Federal Housing Administration (FHA) and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans).  There can be no assurance that the Company will be able to regain compliance with minimum net worth requirements in Illinois, Massachusetts, Michigan and New York State, that the New York State

Department of Financial Services will approve the Company’s application to be a registered residential mortgage servicer, which is still pending, or that administrative action will not be taken against the Company, which could include denial, revocation or suspension of a license or authority, an order to cease and desist servicing loans in those states, requirement for the filing of a corrective action plan or entry into a consent order, or assessment of fines, or any combination of the above, because of non-compliance, temporary or otherwise, with minimum net worth requirements, in which case our business would be adversely affected.  Should the Company’s operating losses continue, the Company will become noncompliant with the requirements to maintain certain licenses in a number of other states.

By letter dated May 8, 2013, the New York State Department of Financial Services (the Department) requested that the Company submit a written capital plan (the Plan), which the Company submitted on June 13, 2013.  The Plan, which is currently under the consideration of the Department, proposes to address, among other things, the minimum level of adjusted net worth and liquidity the Company expects to maintain.  If the Department should find the Plan acceptable, which cannot be guaranteed, the Company would be required to have the Plan reviewed and approved by its board of directors before implementation.  Further, the Plan is predicated on discussions by the Company with its President, Chairman and majority stockholder, Thomas J. Axon, regarding capital contributions to the Company from him and/or sale to him of the Company’s commercial and residential condominium units, both located in Manhattan, for approximately $4.1 million (subject to the approval of the Company’s Audit Committee, updated property appraisals, and other corporate formalities) to regain compliance with net worth requirements in New York State.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time.  The Capitalization Agreement, which is a component of the Plan, may enable the Company to regain compliance with applicable regulatory net worth requirements by December 31, 2014.

●
A significant amount of the mortgage loans that the Company services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and the Company’s operations could be harmed by economic downturns or other adverse events in these states.

●	The Company may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

●
A number of the second-lien mortgage loans that the Company services may be subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and defaults and contribute to a decrease in servicing and collection revenues.

●	Legal proceedings and regulatory investigations could be brought or initiated that could adversely affect the Company’s financial results.

●
Given the nature of the industry in which the Company operates, the Company’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

●	The Company is exposed to counterparty risk and there can be no assurances that the Company will manage or mitigate this risk effectively.

●
The success and growth of the Company’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

●	If the Company does not effectively manage changes and growth in its business, its financial performance could be harmed.

●	The inability to attract and retain qualified employees could significantly harm the Company’s business.

●	An interruption in or breach of the Company’s information systems may result in lost business and increased expenses.

●	The Company is exposed to the risk of environmental liabilities with respect to properties to which the Company took title.

●	A loss of the Company’s Chairman and President may adversely affect its operations.

●	Adverse developments in general business, economic and political conditions could have a material adverse effect on the Company’s financial condition and its results of operations.

●
Failures in the Company’s internal controls and disclosure controls and procedures could lead to material errors in the Company’s financial statements and cause the Company to fail to meet its reporting obligations.

Risks Related to the Distribution

●	The Company’s agreements with the bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

●
If the distribution of the Company’s common stock to stockholders of Franklin Holding (the “Distribution”) is determined to be taxable for U.S. Federal income tax purposes, the Company and its stockholders could incur significant U.S. Federal income tax liabilities.

●	Certain adverse tax consequences could result from the Distribution of the Company from Franklin Holding.

●
The Company must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

●
If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, the Company may be required to file a notice or application in such states, which could delay or inhibit the Company’s ability to conduct business in these states.

●	The Company may face potential successor liability.

●
A receivable in the amount of $1.0 million may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as the Company.

Risks Related to the Company’s Securities

●	Thomas J. Axon effectively controls the Company, substantially reducing the influence of the Company’s other stockholders.

●
The Company’s shares of common stock are quoted by broker-dealers on the Over the Counter Quote Board (“OTCQB”) Venture Marketplace tier of the Over the Counter (“OTC”) Markets, which may adversely impact the price and liquidity of the common stock and the Company’s ability to raise capital in the future.

●	The Company’s organizational documents and Delaware law may make it harder for the Company to be acquired without the consent and cooperation of its Board of Directors and management.

●	The Company’s quarterly operating results may fluctuate and cause the Company’s stock price to decline.

●	There may be a limited public market for the Company’s common stock and the Company’s stock price may experience volatility.

●	While the Company currently qualifies as an “emerging growth company” under the JOBS Act, the Company could lose that status, which could increase the costs and demands placed upon the Company.

●
The Company is an “emerging growth company” and the Company cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

Risks Related to the Regulation of the Company’s Industry

●
New legislation and regulations directed at curbing predatory lending and servicing practices could restrict the Company’s ability to service non-prime residential mortgage loans, which could adversely impact the Company’s earnings.

●	The Company may be subject to fines or other penalties based upon the conduct of independent brokers of its former parent company’s subsidiary.

●	The Company is subject to reputation risks from negative publicity concerning the mortgage industry.

●	The Company is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

●	If many of the borrowers of the loans the Company services become subject to the Servicemembers Civil Relief Act of 2003, the Company’s cash flows and service fee income may be adversely affected.

●	Legislative action to provide mortgage relief may negatively impact the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

3.3*	Certificate of Designations of Series A Convertible Preferred Stock of Franklin Credit Management Corporation.

10.1
Capital Contribution Agreement between Thomas J. Axon, individually, and the Registrant, dated October 11, 2013.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2013.

10.2*	Amendment No. 3 to the Lease entered into on October 31, 2013 by and among the Registrant and 101 Hudson Leasing Associates.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed herewith.

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
November 14, 2013
	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

November 14, 2013
	By:	/s/ KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)