Form 10-K
period 2013-12-31
Franklin Credit Management Corp
filed 2014-03-31
CIK 1555458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

At June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $1,284,080.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 24, 2014: 10,035,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, are incorporated by reference into Part III.

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-K

December 31, 2013

PART I

ITEM 1.      BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”). “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Overview

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties.

On August 10, 2012 (the “Distribution Date”), eighty percent (80%) of the outstanding common stock of FCRM, representing all of the outstanding common stock of FCRM held by its former parent company, Franklin Credit Holding Corporation (“Franklin Holding”), was distributed to holders of the common stock of Franklin Holding as of August 2, 2012 (the “Record Date”) pursuant to Franklin Holding’s confirmed and effective prepackaged plan of bankruptcy reorganization (the “Prepackaged Plan”). As consideration for the distribution of FCRM common stock to stockholders of Franklin Holding (the “Distribution”), FCRM paid the bankruptcy estate of Franklin Holding $250,000 in cash on the Distribution Date and executed a note for $1,109,000 on August 2, 2012 payable, in monthly installments commencing on September 1, 2012, over a period of five years (plus interest at the rate of 3.25% per annum). The aggregate of these amounts, $1,359,000, represented the fair market value of FCRM as of December 31, 2011, as determined by an independent third-party appraiser. See Note 7 to the Financial Statements.

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company and, at December 31, 2013, had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of Franklin Credit’s outstanding common stock. See Note 12 to the Financial Statements.

In September 2010, Franklin Credit entered into a deferred payment agreement (the “Deferred Payment Agreement”) with The Huntington National Bank (the “Bank”). Pursuant to the Deferred Payment Agreement, Franklin Credit will pay to the Bank 10% of the aggregate value of any monetizing transactions of Franklin Credit, less $4 million. Monetizing transactions include additional contributions to the capital of Franklin Credit, the sale of Franklin Credit stock, dividends paid by Franklin Credit, and liquidating distributions of Franklin Credit (but not the Distribution by Franklin Holding of its ownership interests in Franklin Credit). The Deferred Payment Agreement is in effect until March 2019.

Franklin Credit is a Delaware corporation incorporated in February 1988. Franklin Credit’s common stock is currently quoted by broker-dealers on the Over-the-Counter Quote Board (“OTCQB”) Venture Marketplace tier of the Over-the-Counter (“OTC”) Markets under the trading symbol FCRM. Franklin Credit’s administrative and executive office is located in Jersey City, New Jersey.

Capital Contribution

On October 11, 2013, the Company and Thomas J. Axon, its Chairman, President and majority stockholder (“Mr. Axon”) entered into a capital contribution agreement (the “Capitalization Agreement”), effective September 30, 2013, to increase the net worth and liquidity of the Company, including an attempt to address certain state regulatory capital requirements. The Capitalization Agreement was approved by the audit committee of the board of directors of the Company (the “Audit Committee”). The key terms of the Capitalization Agreement include the following:

•	As part of the Capitalization Agreement, Mr. Axon, on October 11, 2013, was issued 250,000 shares of non-transferrable restricted Series A convertible preferred stock, par value $0.001 (the “Preferred Stock”), of the Company in exchange for a $500,000 capital contribution he had made in May 2013, as a non-refundable cash capital contribution.

•	In addition to receiving the 250,000 shares of Preferred Stock for the initial capital contribution of $500,000, Mr. Axon will contribute a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month, beginning on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon will receive one share of Preferred Stock for every $2 the Company receives in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock has been authorized for issuance under the terms of the Capitalization Agreement.

•	The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York (the “Real Estate”), exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the “Option”). Prior to the exercise of the Option, which has no expiration date, Mr. Axon will not have any ownership rights in, and the Company shall retain the right to use and possess, the Real Estate, including the right to any rental income received from the Real Estate.

•	The Company has the right, but not the obligation, to accelerate the Capitalization Agreement and to repurchase all or, at its election, a portion of the shares of Preferred Stock from Mr. Axon at the purchase price paid for such shares of Preferred Stock plus any accrued but unpaid dividends, in the event of any consolidation or merger of the Company into any other corporation or other entity or person. Mr. Axon, in lieu of the Company’s exercise of its right to purchase shares of Preferred Stock, will have within thirty (30) days of acceleration to exercise the Option to acquire the Real Estate.

•	Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by the Company’s board of directors or as otherwise provided under the Capitalization Agreement; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

The Capitalization Agreement contains customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed. As of December 31, 2013, Mr. Axon had made capital contributions aggregating $1.4 million and had been issued a total of 700,000 shares of Preferred Stock.

See “The Company’s Business – Licenses to Service Loans” and Notes 13 and 14 to the Financial Statements.

The Company’s Business

At December 31, 2013, Franklin Credit had total assets of $20.5 million and stockholders’ equity of $5.7 million. At December 31, 2013, including Preferred stock of $1.4 million, Franklin Credit’s net worth was $7.1 million. Under Amendment No. 7 to a licensing credit agreement (the “Licensing Credit Agreement”) with the Bank that was entered into on March 26, 2014, Franklin Credit has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, secured by cash collateral of $7.5 million. The Licensing Credit Agreement expires March 31, 2015. At December 31, 2013, Franklin Credit had no debt outstanding under the revolving line and had letters of credit of approximately $4.0 million under the letter of credit facility. See Note 8 to the Financial Statements.

At December 31, 2013, there was $795,000 outstanding on the promissory note issued by the Company to the bankruptcy estate of Franklin Holding in consideration of the Distribution. See Notes 7 and 15 to the Financial Statements.

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

At December 31, 2013, the Company’s specialty servicing and collection business consisted of 67 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 38,100 loans and real estate properties (with an unpaid principal balance of approximately $1.94 billion), including a total of approximately 29,950 first and second-lien loans for the Bosco-related entities, which are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder, as follows: approximately 1,760 home equity loans for Bosco I; approximately 23,060 subordinate-lien loans for Bosco II; approximately 480 first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 550 loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately three (3) real estate owned properties serviced for Bosco IV; approximately 2,400 non-performing subordinate lien loans serviced for Bosco V; and approximately 1,700 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.8 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 68% and 64% of the total servicing revenues earned during the years ended December 31, 2013 and 2012, respectively.

Sales of a Portfolio of Mortgage Loans Serviced by the Company

In May 2013, the Company’s then sole significant unrelated party client (the “Legacy Client”) sold 575 loans with an unpaid principal balance (“UPB”) of approximately $58.1 million, which, since June 2010, had been serviced by the Company. The Legacy Client paid a $290,000 servicing termination fee to the Company, and the loans were transferred to the purchaser’s servicer, effective June 10, 2013.

On October 15, 2013, the Legacy Client also sold approximately 686 loans and real estate assets, with a UPB of approximately $142.0 million, serviced by the Company, to an unrelated institutional investor (the “New Client”). The Company entered into a servicing agreement with the New Client to continue to service the sold loans for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure. The New Client cannot terminate the servicing agreement for nine months unless for cause or if the New Client experiences an event of default under the interim financing agreement it put in place with its structuring agent in regard to the purchase of the loans and real estate assets. After nine months, the servicing agreement may be terminated by either party with three months written notice without penalty. In order for the Company to retain the servicing of the loans sold with the New Client and for the possible opportunity to obtain (i) additional loan servicing contracts with the New Client for loans included in this sale that are serviced by other entities, and (ii) additional loan servicing contracts from the Legacy Client for their remaining loans that are not serviced by the Company and not sold to other entities, with the approval of its Audit Committee, the Company agreed to waive a termination penalty with the Legacy Client. The termination penalty waived amounted to approximately $735,000. As of the date of this report, the Company has not obtained, and does not expect to obtain, additional loan servicing contracts from the Legacy Client.

Mr. Axon is a 3% minority limited partner investor (with no control rights and, with respect to the servicing agreement with the Company, no voting rights) with the New Client.

Effective November 26, 2013, the Legacy Client sold an additional 40 loans, with a UPB of approximately $1.7 million to an unrelated third party. The sold loans were transferred to the purchaser’s servicer effective March 1, 2014. The Company recognized an $8,700 servicing termination fee from the client for the sale of these loans.

The servicing revenue earned from the Legacy Client for the twelve months ended December 31, 2013 was $2.4 million, which included the $290,000 servicing termination fee for the sale in May 2013 of that portion of the mortgage portfolio serviced by the Company. The servicing fees earned from loans serviced for the Legacy Client amounted to approximately 21% of the Company’s total servicing revenues earned for the twelve months ended December 31, 2013 (excluding from total servicing revenues the termination fee paid in the second quarter of 2013). The Company’s servicing revenues earned from servicing the mortgage portfolio for the New Client from October though December 31, 2013 amounted to $199,000.

At December 31, 2013, exclusive of the loan sales mentioned above, the Company continued to service approximately 950 loans with a UPB of approximately $91.0 million for the Legacy Client.

Effective March 3, 2014, the Legacy Client sold to a third-party purchaser (an unrelated institutional investor of loans and related assets) approximately 866 loans and real estate assets with a UPB of approximately $84.1 million, which is substantially all of the remaining pool of mortgage loans serviced by the Company for this client. The sold loans and real estate assets are anticipated to be transferred to the purchaser’s servicer no earlier than March 31, 2014. (The Company recognized a servicing termination fee of approximately $420,000 from the unrelated party client for the sale of these loans). See Note 18 to the Financial Statements.

Loan Servicing and Collection Operations

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

Collections. The main objective of the Company’s collections function is to ensure loan performance through maintaining contact with the Company’s servicing and recovery collection clients’ borrowers. The Company’s collections agents continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, the Company’s collections agents begin making collection calls and generating past-due letters. The Company’s collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. We emphasize a cooperative early intervention approach by transferring loans to our loss mitigation group at an early stage of delinquency and attempting to assist borrowers of our clients with becoming current or arriving at available alternative repayment arrangements. The Company, with the approval of the owner of loan, employs a range of strategies to attempt to modify repayment terms in order to enable a borrower to make payments and ultimately cure the delinquency.

Loss Mitigation. The Company’s loss mitigation group, which consists of staff experienced in credit risk and negotiating loan modifications, manages and monitors the progress of delinquent loans and loans that we believe will become delinquent. In addition to working and maintaining contact with borrowers through telephone calls and letters, this group utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. Loss mitigation agents, according to strategies adopted by the owners of the loans we service, analyze each loan and loss mitigation application to determine appropriate remediation strategies to minimize losses to owners of the loans we service, while providing required consumer protections. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. Loss mitigation agents qualify borrowers for relief programs available from our servicing clients and appropriate to the borrower’s hardship and finances. Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including, when applicable, those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”), as well as for settlements, short sales, and deeds-in-lieu. The staff ensures that all loss mitigation activities are in accordance with the national mortgage servicing standards promulgated by the Consumer Financial Protection Bureau (the “CFPB”), which became effective on January 10, 2014.

Seriously delinquent accounts not resolved through the loss mitigation activities described above may, to the extent permitted under Federal, state and local laws, result in the owner of a loan seeking a foreclosure or a money judgment, if potential collection warrants the cost, against the related borrower, with the objective of maximizing asset recovery in the most expeditious manner possible and as provided by the client’s servicing agreement. This is commonly referred to as loss management. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules milestones applicable for each state throughout the foreclosure process, which enhances the Company’s ability to monitor and manage the process. Properties acquired through foreclosure are transferred to the Company’s real estate department to manage eviction and marketing for sale or renting of the properties. In addition, the Company’s bankruptcy group manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy group, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside bankruptcy legal counsel to ensure compliance with individual plans and to mitigate losses and ensure recovery in the event of noncompliance.

Home Affordable Modification Program.  In 2009, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, the Company considers other available loss mitigations options, available from the consenting owner of the loans serviced.

Deficiency Recovery & Judgment Processing Department (“Recovery”). The Recovery group pursues principally hard-to-collect unsecured consumer debt for third parties. The Company’s recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements. The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action. Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek a money judgment against the borrower for the amount due. Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate. Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if permitted and economically justified by the borrower’s finances and if provided by the client’s servicing agreement.

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

Training. The Company’s training department works with all departments of its servicing operations to ensure that the employees of all departments are fully informed of the procedures necessary to complete their required tasks. The department ensures loan servicing employees complete the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) education and are trained in the tenets of the Federal mortgage servicing rules and the Fair Debt Collection Practices Act, including corollary state and local servicing and collection laws, rules, and regulations, as well as in effective communication skills.

Quality Control. The Company’s quality control department monitors all aspects of loan servicing from boarding through foreclosure and the management and disposition of owned properties. It is the department’s responsibility to ensure that the Company’s policies and procedures and regulatory requirements are implemented and followed. Collection calls are monitored to ensure quality and compliance with the requirements of the Federal mortgage servicing rules and the Federal Fair Debt Collection Practices Act and other state and local servicing and collection laws, rules and regulations. Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training maybe recommended. Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly. In addition, monthly meetings with the Servicing Department’s senior managers are held to discuss findings and recommendations for improvements.

Financing

Under Amendment No. 7 to the Licensing Credit Agreement with the Bank, the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, secured by cash collateral of $7.5 million. The Licensing Credit Agreement, as amended, expires March 31, 2015. At December 31, 2013, Franklin Credit had no debt outstanding under the revolving line and letters of credit of approximately $4.0 million issued under the letter of credit facility. See Note 8 to the Financial Statements.

Serviced for Others Portfolio

At December 31, 2013, the portfolio of residential mortgage loans serviced for other entities consisted of 38,000 loans representing $1.91 billion of unpaid principal balance (UPB). Approximately 84% of the portfolio of residential mortgage loans (based on UPB) serviced for other entities consisted of second-lien loans. At December 31, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of approximately 41,000 loans representing approximately $2.13 billion of UPB. See “Sales of a Portfolio of Mortgage Loans Serviced by the Company,” in this Item 1, The Company’s Business.

At December 31, 2013, approximately 29,950 loans were serviced for the Bosco-related entities.

As of December 31, 2013, the Company had seven significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and two with third parties. At December 31, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 77% (79% of the number of loans) of the total UPB of loans serviced at December 31, 2013. Bosco II is the Company’s largest servicing client. See Notes 10 and 12 to the Financial Statements.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio at December 31, 2013 and 2012.

	December 31, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,152	$823,848,997	43.04%
Condos, co-ops, PUD (planned urban development) dwellings	2,068	104,720,137	5.47%
Manufactured and mobile homes	295	6,215,485	0.33%
Secured, property type unknown(1)	1,027	21,546,285	1.13%
Commercial	31	1,960,882	0.10%
Unsecured loans(2)	19,431	955,750,451	49.93%
Total	38,004	$1,914,042,237	100.00%

(1)	The loans included in this category are principally small balance second-lien loans, and are collateralized by residential real estate.

(2)	The loans included in this category were principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	19,568	$1,130,643,563	53.14%
Condos, co-ops, PUD (planned urban development) dwellings	2,514	138,211,406	6.50%
Manufactured and mobile homes	372	9,480,366	0.45%
Secured, property type unknown(1)	1,158	24,550,957	1.15%
Commercial	43	3,878,146	0.18%
Unsecured loans(2)	17,403	820,946,307	38.58%
Total	41,058	$2,127,710,745	100.00%

(1)	The loans included in this category are principally small balance second-lien loans, and are collateralized by residential real estate.

(2)	The loans included in this category were principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities at December 31, 2013, by UPB.

		December 31, 2013
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$106,872,249	5.58%
Delinquent	31 – 60 days	10,768,145	0.56%
	61 – 90 days	1,823,592	0.10%
	91 – 120 days	6,299,918	0.33%
	120+ days	1,347,007,643	70.38%

Modified Loans	0 – 30 days	36,718,945	1.92%
Delinquent	31 – 60 days	9,188,568	0.48%
	61 – 90 days	1,164,010	0.06%
	91 – 120 days	2,781,543	0.15%
	120+ days	14,826,587	0.77%

Bankruptcy	0 – 30 days	11,562,410	0.60%
Delinquent	31 – 60 days	1,941,271	0.10%
	61 – 90 days	556,801	0.03%
	91 – 120 days	940,868	0.05%
	120+ days	233,658,875	12.21%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	274,310	0.01%
	61 – 90 days	—	—
	91 – 120 days	665,343	0.03%
	120+ days	126,991,159	6.64%

	Total	$1,914,042,237	100.00%
All current loans	0 – 30 days	$155,153,604	8.11%

Included in the above table were second-lien mortgage loans in the amount of $1.60 billion, of which $83.7 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at December 31, 2013 was: $1.36 billion (including $1.26 billion at least 120 days contractually delinquent), or 85%, were performing; $31.1 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $215.3 million, or 13%, were in bankruptcy; $346,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s portfolio of residential mortgage loans serviced for other entities, as of December 31, 2013, by loan count.

		December 31, 2013
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	2,929	7.71%
Delinquent	31 – 60 days	241	0.63%
	61 – 90 days	42	0.11%
	91 – 120 days	136	0.36%
	120+ days	28,094	73.92%

Modified Loans	0 – 30 days	603	1.59%
Delinquent	31 – 60 days	97	0.26%
	61 – 90 days	15	0.04%
	91 – 120 days	34	0.09%
	120+ days	354	0.93%

Bankruptcy	0 – 30 days	323	0.85%
Delinquent	31 – 60 days	52	0.14%
	61 – 90 days	14	0.04%
	91 – 120 days	31	0.08%
	120+ days	4,401	11.58%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	1	—
	61 – 90 days	—	—
	91 – 120 days	5	0.01%
	120+ days	632	1.66%

	Total	38,004	100.00%
All current loans	0 – 30 days	3,855	10.14%

Included in the above table were 34,221 second-lien mortgage loans, of which 2,630 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at December 31, 2013 was: 28,861 loans (including 25,895 loans at least 120 days contractually delinquent), or 84%, were performing; 795 loans, or 2%, were modified due to delinquency or the borrower’s financial difficulty; 4,560 loans, or 13%, were in bankruptcy; and 5 loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at December 31, 2013 and 2012:

	December 31, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,783	$311,032,669	16.25%
2nd Liens	34,221	1,603,009,568	83.75%
Total	38,004	$1,914,042,237	100.00%

	December 31, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,594	$407,719,148	19.16%
2nd Liens	36,464	1,719,991,597	80.84%
Total	41,058	$2,127,710,745	100.00%

The following tables set forth information regarding the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2013 and 2012:

	December 31, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,714	$476,911,652	24.92%
Florida	4,237	232,565,785	12.15%
New York	1,818	156,056,772	8.15%
Texas	3,597	95,822,154	5.01%
New Jersey	920	94,011,985	4.91%
Illinois	1,619	71,264,632	3.72%
Nevada	1,038	64,265,828	3.36%
Georgia	1,576	56,592,551	2.96%
Maryland	849	55,177,186	2.88%
Virginia	765	53,093,823	2.77%
All Others	15,871	558,279,869	29.17%
Total	38,004	$1,914,042,237	100.00%

	December 31, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	6,153	$520,754,447	24.47%
Florida	4,447	250,867,949	11.79%
New York	1,925	169,753,280	7.98%
New Jersey	1,020	109,552,269	5.15%
Texas	3,793	105,532,881	4.96%
Illinois	1,770	78,248,834	3.68%
Nevada	1,110	69,161,410	3.25%
Georgia	1,704	63,683,492	2.99%
Maryland	902	61,479,787	2.89%
Virginia	839	59,356,173	2.79%
All Others	17,395	639,320,223	30.05%
Total	41,058	$2,127,710,745	100.00%

Real Estate Assets Serviced for Other Entities

At December 31, 2013, the Company serviced for other entities 111 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $22.5 million. At December 31, 2012, the Company also serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the year ended December 31, 2013, 138 REO properties, obtained on foreclosed loans that had an aggregate UPB of $26.0 million, were sold. During the year ended December 31, 2012, 128 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.3 million, were sold.

Government Regulation

The mortgage lending, servicing and collection industry is highly regulated. The Company’s business is regulated by Federal, state and local government authorities and is subject to Federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on Franklin Credit’s business. At the Federal level, these laws, rules and regulations include the:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), and the various regulations promulgated under that Act;

•	CFPB Mortgage Servicing Rules (effective January 10, 2014).

•	Equal Credit Opportunity Act (“ECOA”) and Regulation B;

•	Truth in Lending Act (“TILA”) and Regulation Z;

•	Home Ownership and Equity Protection Act (“HOEPA”);

•	Real Estate Settlement Procedures Act (“RESPA”), and Regulation X;

•	Fair Credit Reporting Act (“FCRA”);

•	Fair Debt Collection Practices Act;

•	Fair Housing Act;

•	Telemarketing and Consumer Fraud and Abuse Prevention Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act (“GLBA”);

•	Servicemembers Civil Relief Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	SAFE Act; and

•	Helping Families Save Their Homes Act of 2009.

States have also in some instances enacted their own variants of the foregoing laws, rules and regulations, especially with respect to those laws, rules and regulations that address anti-predatory lending and abusive servicing or privacy issues.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that Franklin may charge;

•	impose “cooling off or waiting periods” before commencing the foreclosure process;

•	restrict starting or completing a foreclosure when evaluating a complete loss mitigation application;

•	delay and create defenses to foreclosures;

•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

•	impose underwriting requirements;

•	mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

•	mandate the collection and reporting of statistical data regarding Franklin’s customers and the loans FCRM services;

•	require us to safeguard non-public information about Franklin’s customers;

•	impose servicing standards and regulate Franklin’s collection, loss mitigation, force-placement of insurance, foreclosure and loan modification practices;

•	mandate the furnishing of special servicing notices, disclosures and payoff statements to borrowers;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;

•	restrict the marketing practices utilized to find customers, including restrictions on outbound telemarketing; and,

•	impose, in some cases, assignee liability on us as purchaser or seller of mortgage loans as well as the entities that purchase or purchased Franklin’s mortgage loans.

Franklin’s failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of servicing licenses or approved status required for continued business operations;

•	demands for indemnification or loan repurchases from purchasers of Franklin’s loans;

•	legal defenses causing delay and expense;

•	adverse effects on Franklin’s ability, as servicer, to enforce loans;

•	the imposition of supervisory agreements and cease-and-desist orders;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to Franklin’s reputation in the industry; or,

•	inability to obtain credit to fund Franklin’s operations.

In response to an unusually large number of foreclosures in recent years, laws have been enacted that subject the holder to certain notice and/or waiting periods prior to commencing a foreclosure. In many instances, these laws require the servicer of the mortgage to consider modification of the mortgage or an alternative option prior to proceeding with foreclosure. The effect of these laws has been to delay foreclosures.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted regulatory net worth of approximately $500,000. Further, the Federal Housing Administration (“FHA”) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in New York and certain other states (and for FHA and Ginnie Mae), the net worth calculation may not include recourse on any contingent liabilities or assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Licensing Credit Agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to retain or attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2013 and December 31, 2012 of $2.9 million and $3.1 million, respectively, and during the most recent quarter ended December 31, 2013 of $816,000. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At December 31, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois (which is $150,000), Massachusetts (which requires positive adjusted net worth), Michigan (which is $100,000), and New York State (which was $487,825 at December 31, 2013) and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At December 31, 2013, the Company’s adjusted net worth was negative $2,925,237.

By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”), which the Company submitted on June 13, 2013. The Plan proposes to address (i) the minimum level of adjusted net worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum adjusted net worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with regulatory net worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable regulatory net worth requirements in the aforementioned states. The Plan proposed, in general terms and with a 90 day cure period, that during the duration of the Plan net worth, as defined under accounting principles generally accepted in the United States of America (“GAAP”), would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the adjusted net worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and adjusted net worth, inclusive of collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock. See Note 13 to the Financial Statements.

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

State regulators in Illinois, Michigan and Massachusetts were similarly notified of the deficiency in adjusted net worth. Although the adjusted net worth requirements are lower in those states, there can be no assurance that administrative action will not be taken by those states or that such states would find the Plan to be acceptable.

See Notes 13 and 14 to the Financial Statements.

New Areas of Regulation

Franklin is subject to numerous laws and regulations as a result of Franklin’s historical business as an originator and acquirer of residential mortgage loans, as well as Franklin’s historical and current business of servicing and collecting on such loans and providing due diligence services for third parties. Furthermore, many new laws and regulations applicable to the mortgage industry have recently been enacted and promulgated in response to what some have alleged to be unfair and deceptive trade practices even prior to the enactment of such new laws and regulations. The summary below includes such laws and regulations which may, in that context, need to be considered in context of Franklin’s historical activities. In addition, Franklin’s clients expect us to be generally aware of new laws and regulations affecting the mortgage industry that may apply to them.

Regulatory and legal requirements are subject to change, making Franklin’s compliance more difficult or expensive, or otherwise restricting Franklin’s ability to conduct its business as it is now conducted. In particular, Federal, state and local governments have become more active in the consumer protection area in recent years.

Local, state and Federal legislatures, state and Federal banking regulatory agencies, state attorneys general offices, the CFPB, the Federal Trade Commission (the “FTC”), the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have continued to focus on lending and servicing practices by some companies, primarily in the mortgage industry, sometimes referred to as “predatory lending” and “abusive servicing” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices.

On July 21, 2010, the Reform Act was signed into law. The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as Franklin, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and, late fee restrictions on high-cost loans. In addition, a new executive agency and consumer financial regulator, the CFPB, was established in the Federal Reserve System under the Reform Act. On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage origination and servicing, under Federal consumer financial laws, was generally transferred and consolidated into the CFPB (with a few exceptions that will among other provisions affecting Franklin result in the Federal Trade Commission exercising concurrent enforcement authority with CFPB and retaining certain rulemaking authority under certain acts and the Department of Housing and Development administering and enforcing the Fair Housing Act). Although these provisions were not self implementing, the CFPB promulgated mortgage servicing rules and regulations enforcing these requirements, as well as rules requiring lenders to ensure that borrowers have the ability to repay their loans, effective January 10, 2014.

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

The final mortgage servicing rules promulgated by the CFPB that implemented certain sections of the Reform Act, effective January 10, 2014, include provisions relating to required periodic billing statements and disclosures, force-placed insurance requirements and notices, and required adjustable-rate mortgage interest rate adjustment notices. In addition, the mortgage servicing rules require servicers to make good faith early intervention efforts to establish live contact with a delinquent borrower and to provide written information to delinquent borrowers about any available loss mitigation options, credit a full contractual payment to a borrower’s account as of the date of receipt and to send payoff balances by a certain deadline upon the written request of a borrower, provide periodic account statements and rate adjustment notices to mortgage borrowers, comply with certain error resolution and information requests within designated time frames, establish reasonable information management and servicer personnel policies and procedures, maintain records relating to each mortgage and a mortgage servicing file containing certain specified documents and information, to assign ongoing contact personnel to delinquent borrowers, prohibit making the first notice or filing for a foreclosure under state law during the first 120 days of a consumer’s delinquency, and, to the extent loss mitigation options are available to borrowers, implement loss mitigation procedures and comply with certain loss mitigation procedures and deadlines.

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

A key mortgage industry tool for finding new borrowers has been challenged in class action litigation across the country. Those class actions have been filed by attorneys seeking to capitalize on a 2004 decision of the Seventh Circuit Court of Appeals, Cole v. U.S. Capital, Inc. (“Cole”) interpreting the meaning of “firm offers of credit” under the Fair Credit Reporting Act (FCRA). A prescreened or firm offer is any offer of credit to a consumer that will be honored if the consumer is determined, based on information in a consumer report on the consumer, to meet the specific criteria used to select the consumer for the offer. Cole was the first case in the nation to hold that an offer of nominal “value” to the consumer, which could arise from a combination of factors such as a low dollar amount of the offered credit, ambiguous or contradictory terms, or complex approval procedures, may not actually qualify as a “firm offer” under FCRA, even if the stated amount is guaranteed. Some of the courts in recent cases have concluded that the defendant’s violation of FCRA was “willful.”  FCRA distinguishes negligent or inadvertent noncompliance from “willful” violations by the damages that are available. Specifically, FCRA provides for statutory damages of $100-$1,000 per violation for “willful” violations and permits punitive damages as well. By contrast, FCRA provides that a defendant whose noncompliance was merely negligent will be liable only for “actual damages sustained by the consumer as a result of the failure.”  This distinction is significant because FCRA does not have a cap for statutory damages in a class action, unlike other Federal statutes regulating consumer lending which cap statutory damages in a class action at a maximum of $500,000 or one percent of the creditor’s net worth, whichever is less.

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the “APR,” exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of Franklin’s loans as well. It was the policy of Franklin’s then subsidiary, Tribeca Lending Corp. (“Tribeca”), not to seek to originate loans that were subject to HOEPA or state and local laws discussed in the following paragraph, and Franklin’s policy not to purchase high-cost loans that violated such laws. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from Franklin’s institutional loan purchasers, class action lawsuits and administrative enforcement actions. In rules promulgated under the Reform Act by the CFPB, effective January 10, 2014, the thresholds for coverage under HOEPA have been lowered and that statute has become more stringent in its requirements. State laws that replicate HOEPA have also become more onerous in their respective requirements.

Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which were generally lower than under Federal law at the time. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of Tribeca’s Liberty Loan product, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, Franklin has sold a portion of Tribeca’s Liberty Loan production to third parties on a whole-loan, servicing-released basis. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include Franklin’s prior warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp., in which the court found the yield-spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all Federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.

A RESPA rule effective January 1, 2010 includes the yield spread premium in the calculation of the mortgage broker’s total compensation and requires more detailed closing costs disclosures to be provided to consumers at the time of loan origination. This RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.

Further, in a rule that took effect on April 6, 2011 under Regulation Z sweeping changes with respect to permissible and prohibited loan originator compensation are underway that prohibit loan originator compensation based on loan terms or conditions (other than the amount of the principal), dual compensation of loan originators from a consumer and other person or entity on a particular loan and various loan steering activities to or from loans with certain characteristics are underway. Pursuant to the Reform Act, the CFPB on January 20, 2013 issued final rules on loan compensation matters, effective January 10, 2014 (except for rules against mandatory arbitration clauses and waivers of certain consumer rights and financing of single-premium credit insurance, which are effective on June 1, 2013), which essentially codify the above restrictions, with certain clarifications, and implement certain other related provisions of the Reform Act. The Reform Act also amended TILA to create stringent new borrower repayment ability standards for residential mortgage loans, effective January 10, 2014 through rules promulgated by the CFPB. In addition, a provision of the Reform Act was implemented by the CFPB, effective January 10, 2014, lowering the point and fee and APR triggers for HOEPA loans and forbidding originators of such obligations from financing points and fees.

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

In addition, the Federal Reserve Board adopted a final rule to amend Regulation Z on July 14, 2008 (the “July Rule”). Notably, the July Rule, which took effect on October 1, 2009: (i) created a new category of loans called “higher-priced mortgage loans”; (ii) instituted new protections for both this new category of “higher-priced mortgage loans” as well as for the existing category of “high-cost mortgages” under HOEPA; (iii) enacted certain prohibited acts and practices for all closed-end credit transactions secured by a consumer’s principal dwelling; (iv) revised the disclosures required in advertisements for credit secured by a consumer’s dwelling and prohibited certain practices in connection with closed-end mortgage advertising; and, (v) required disclosures for closed-end mortgages secured by a consumer’s principal dwelling to be provided earlier in the transaction and before consumers pay any fee except for a fee for obtaining a consumer’s credit history. Effective January 10, 2014, the underwriting requirements for “higher-priced mortgage loans” have been superseded by the “Ability-to-Repay/Qualified Mortgage” rules issued by the CFPB, but the rules regarding appraisals and counseling continue to apply to these “higher-priced mortgage loans.”

Pursuant to the Reform Act, the CFPB, after having already released prototypes for public comment, in August 2012 has issued final rules to combine and integrate TILA and RESPA disclosures, effective August 1, 2015.

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

In November 2013, the CFPB issued an advance notice of proposed rulemaking under the Fair Debt Collection Practices Act. The CFPB is soliciting comments, data, and information, which were to be submitted by February 10, 2014, to assist it in promulgating new rules to regulate debt collection and to address issues regarding debt collection and consumer protection; the transfer and accessibility of information upon sale and placement of debts; validation notices, disputes, and verifications of debt; debt collection communications; unfair, deceptive, and abusive acts; time-barred debts; debt collection litigation practices; exemption for state regulation; and, recordkeeping, monitoring, and federal registration of debt collectors. Likewise, the New York State Department of Financial Institutions has also proposed new comprehensive debt collection regulations.

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

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that companies maintain and regularly update lists of consumers who have chosen not to be called for marketing purposes. These requirements also mandate that companies do not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a loan servicer’s existing customers. Several states also have adopted similar laws, with which Franklin also seeks to comply. The Telephone Consumer Protection Act, which in part regulates the use of auto-dialers, prohibits making any call, absent an emergency purpose or prior express consent of the called party, using any automatic telephone dialing system or an artificial or prerecorded voice to call any telephone number assigned to a cellular telephone service. The Federal Communications Commission, which has adopted rules implementing the Telephone Consumer Protection Act, clarified in 2008 that autodialed and prerecorded message calls to wireless numbers that are provided by the called party to a creditor in connection with an existing debt are permissible as calls made with the prior express consent of the called party. On January 20, 2010, the Federal Communications Commission had proposed a rule that would have required debt collectors and others not engaged in sales or telemarketing to obtain a written agreement from a consumer with detailed conditions to be satisfied, including that the written agreement not be obtained as a condition of purchasing any goods, before a person or entity shall be deemed to have obtained the prior express written consent of the called party. However, that aspect of the rule was not adopted.

Compliance, Quality Control and Quality Assurance

Franklin maintains a variety of quality control procedures designed to detect compliance errors. Franklin has a stated anti-predatory and abusive loan servicing policy that is communicated to all employees at regular training sessions. Franklin tracks the results of internal quality assurance reviews and provides reports to the appropriate managers of Franklin. Franklin’s servicing practices are reviewed regularly in connection with the due diligence performed by third parties for the loans that we currently service and those that consider outsourcing their loan servicing to us. Our regulators also review our practices and loan files and report the results back to us.

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

Employees

The Company recruits, hires, and retains individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2013, the Company had 88 full-time employees.

None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees are good. However, under the Company’s current circumstances, retaining key employees and hiring for certain critical positions have been more challenging.

ITEM 1A.	RISK FACTORS

Risks Related to the Company’s Business

If Franklin’s lender fails to renew Franklin’s Licensing Credit Agreement for additional terms, Franklin’s revolving line of credit and letter of credit facilities will expire on March 31, 2015.

The revolving line of credit and letter of credit facilities under the Licensing Credit Agreement expire (if not earlier terminated under the provisions of the Licensing Credit Agreement) on March 31, 2015. The Licensing Credit Agreement, which is the sole source of credit for Franklin, does not include a commitment to renew the $1 million revolving loan commitment, or the letter of credit commitment of up to $6.5 million, which support various surety bonds issued in connection with servicer licenses of Franklin, and there is no assurance that Franklin’s lender will renew the credit line or letters of credit. If the credit facilities are not renewed, $7.5 million in restricted cash held by Franklin would be subject to collection by the Bank.

The clients for whom Franklin services loans may transfer its rights as servicer and Franklin may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

Under the terms of Franklin’s servicing agreements with third parties, Franklin’s clients have, in general (except for Bosco VI), reserved the right to terminate Franklin’s servicing of their loans without cause upon minimal notice and the payment of minimal or no termination penalties. In addition, with respect to one of its significant servicing clients (Bosco I), the maturity date of the client’s loan agreement with its lenders expired without extension or renewal on May 28, 2011. Accordingly, it is uncertain whether the Bosco I lenders will continue to permit Franklin to remain the servicer of Bosco I’s mortgage loans. Should Franklin be unable to attract new business or should clients exercise their rights to terminate a significant portion of the loans currently serviced by Franklin, Franklin may be unable to add business or take appropriate cost saving measures to replace the reduced revenues or avoid insolvency. If any significant servicing contract with Franklin as servicer (of which there are seven) should be terminated by the client, such termination would represent a loss of a significant portion of Franklin’s servicing revenue and Franklin’s operations, ability to fund operating expenses, and financial condition would be adversely affected, which could result in the insolvency of Franklin if the Company is unable to add business or take appropriate cost-saving measures to offset the reduced revenues.

In a series of transactions occurring from May 2013 to March 3, 2014, the Company’s Legacy Client sold essentially the entire mortgage portfolio that the Company had serviced on its behalf. Of that portfolio, the New Client did enter into a servicing agreement in October 2013 with the Company to service approximately 686 loans and real estate assets, with a UPB of approximately $142.0 million, for a minimum period of nine months at principally the same fee structure. However, that only represents approximately 23% of the initial aggregate principal balance of mortgage loans that had been serviced for the Legacy Client. The Company’s servicing revenues earned from the mortgage portfolio sold by the Legacy Client for which the Company serviced its loans amounted to approximately $2.4 million during the twelve months ended December 31, 2013, which included a $290,000 servicing termination fee for the sale of a portion of the mortgage portfolio. The Company’s servicing revenues earned from servicing the mortgage portfolio for the New Client from October though December 31, 2013 amounted to $199,000.

Franklin’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

The line of credit available for Franklin under the Licensing Credit Agreement, which expires on March 31, 2015, is limited to $1 million and may only be used to assure that all state licensing requirements are met or to pay expenses of Franklin approved by the Bank. If the cash flow received by Franklin from servicing loans for third parties is insufficient to sustain the cost of operating Franklin’s business or to advance costs and expenses or pay defense costs associated with the servicing or collection of these loans, and Franklin has fully utilized its licensing credit facility or the Bank refuses to provide funding under the facility, there is no guarantee that Franklin can continue in business. During both the year ended and the quarter ended December 31, 2013, the cash flows received by Franklin from servicing loans for third parties did not cover the costs of operating its business. Further, Franklin’s operating loss during the year ended December 31, 2013 was $2.9 million and the operating loss during the most recent quarter ended December 31, 2013 was $816,000.

A prolonged economic slowdown or a lengthy or severe recession could harm Franklin’s servicing operations, particularly if it results in a decline in the real estate market.

The risks associated with Franklin’s servicing business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased real estate values. Any material decline in real estate values would increase the loan-to-value ratios on loans that Franklin services for third parties and, therefore, weaken any collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of reduced servicing and collection revenues if a borrower defaults.

Franklin’s servicing business is sensitive to, and can be materially affected by, changes in interest rates.

Franklin’s servicing business may be adversely affected by a decrease in interest rates. A significant decrease in interest rates could increase the rate at which the performing loans that Franklin services for third parties are prepaid and reduce its servicing and collection income in subsequent periods on the servicing of performing loans.

Franklin may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

The servicing and mortgage-related services industries are highly competitive. Prior to 2010, Franklin did not historically provide such services to unrelated third parties. Additionally, the absence of a rating by a statistical rating agency as a primary or special servicer of residential mortgage loans may make it difficult to compete or effectively market Franklin’s services to entities that rely on such ratings as a factor in the selection of a servicer for their loans. If Franklin does not succeed in expanding its business of providing such services to third parties, or prove unable to provide such services on a profitable basis, such a failure could adversely affect Franklin’s operations and financial condition.

If Franklin does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect Franklin’s operations.

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

Under the SAFE Act of 2008, which establishes minimum standards for the licensing and registration of individuals meeting the definition of a mortgage loan originator, the Department of Housing and Urban Development (HUD), which until a transfer of authority to the Consumer Financial Protection Bureau (CFPB) was delegated the authority to ensure that every state meet the requirements of the SAFE Act, issued proposed rules on December 15, 2009. In those rules, HUD took the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act. Several states adopted this informal position, pending the publication of final rules from HUD or CFPB. Other states have moved to either specifically include or exempt those individuals working for servicers from the definition of “mortgage loan originator.”  On June 30, 2011, HUD issued a final rule, but did not adopt its proposed position on loan modification activities, deferring the question to the CFPB. The CFPB, which took over responsibilities on the SAFE Act on July 21, 2011, re-published HUD’s final rule on December 19, 2011 as an interim final rule (which later became a final rule in December 2013) establishing a Regulation H, with only non-substantive technical and conforming changes. Significantly, the CFPB has to date not adopted the exception for loss mitigation activities for borrowers reasonably likely to default applicable to federally regulated institutions. As a result, individuals who engage in loan modification activities for state regulated servicers may potentially fall within the definition of a loan originator and be required to hold individual licenses within a particular state. Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements. This individual licensing issue is currently in-flux, and subject to change pending a final rule from the CFPB, and a more thorough review of the licensing policy from state regulators over the coming months.

As the examinations for licensing under the SAFE Act (which is required for those not employed by a Federally regulated institution) generally cover the origination and not servicing of loans, there can be no assurance that Franklin’s staff or those whom Franklin hires will be able to pass the required state and national exams and satisfy individual licensing requirements in sufficient numbers to continue loan modifications efforts in those states where SAFE Act licensing is required. Any such failures may result in Franklin losing a license in any such state that requires a servicer to consider a modification prior to foreclosure and a loss of servicing business. In the alternative, if hiring individuals who are already licensed under the SAFE Act is necessary, such individuals may not have adequate experience servicing or modifying loans and Franklin could be at a competitive disadvantage from an internal cost perspective to federally regulated institutions, which are not subject to individual licensing requirements.

Approximately one third of the states have enacted broader state laws that specifically require or are interpreted to require individuals who perform loan modifications, including as part of loss mitigation, be licensed as a mortgage loan originator. Although Franklin has encountered difficulty in having its servicing employees pass the SAFE Act exams, which focus primarily on loan originations, and may face regulatory action and penalties in those states in which employee loan originator licenses to the extent required to perform loan modifications may not yet have been obtained, eight (approximately 12%) of its servicing employees have passed the Federal SAFE Act exam and, in all of the states we have determined require a loan originator license to perform loan modifications, at least one employee has passed a state SAFE Act exam, with an individual licenses having been granted to employees in a majority of those states.

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted regulatory net worth of approximately $500,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in New York and certain other states (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities, and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Licensing Credit Agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to retain or attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2013 and December 31, 2012 of $2.9 million and $3.1 million, respectively, and during the most recent quarter ended December 31, 2013 of $816,000. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At December 31, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois (which is $150,000), Massachusetts (which requires positive adjusted net worth), Michigan (which is $100,000), and New York State (which was $487,825 at December 31, 2013) and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At December 31, 2013, the Company’s adjusted net worth was negative $2,925,237.

By letter dated May 8, 2013, the New York State Department of Financial Services (the Department) requested that the Company submit a written capital plan (the Plan), which the Company submitted on June 13, 2013. The Plan proposes to address (i) the minimum level of adjusted net worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum adjusted net worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with regulatory net worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable regulatory net worth requirements in the aforementioned states. See Note 13 to the Financial Statements.

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

State regulators in Illinois, Michigan and Massachusetts were similarly notified of the deficiency in adjusted net worth. Although the adjusted net worth requirements are lower in those states, there can be no assurance that administrative action will not be taken by those states or that such states would find the Plan to be acceptable under their respective regulatory schemes.

See Note 14 to the Financial Statements.

There can be no assurance that the Company will be able to regain compliance with minimum net worth requirements in Illinois, Massachusetts, Michigan and New York State or that administrative action will not be taken against the Company, which could include denial, revocation or suspension of a license or authority, an order to cease and desist servicing loans in those states, requirement for the filing or revision of a corrective action plan or entry into a consent order, or assessment of fines, or any combination of the above, because of non-compliance, temporary or otherwise, with minimum net worth requirements, in which case our business would be adversely affected. Should the Company’s operating losses continue, the Company will become noncompliant with the requirements to maintain certain licenses in an increasing number of states.

A significant amount of the mortgage loans that Franklin services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and Franklin’s operations could be harmed by economic downturns or other adverse events in these states.

A significant portion of the loans serviced by Franklin are concentrated in the northeastern United States, particularly in New York and New Jersey, and in Florida, Texas, and California. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, or the occurrence of events such as a natural disaster or an act of terrorism could decrease the value of residential properties in those areas. This could result in an increase in the risk of delinquency, default or foreclosure, which could reduce Franklin’s servicing and collection revenues.

Franklin may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

Franklin believes that substantially all of the loans serviced by Franklin for third parties were underwritten in accordance with standards designed for subprime residential mortgages, which is the industry in which Franklin engages in and has been engaged. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A significant portion of these loans were made under a “limited documentation” program, which generally placed the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. Franklin’s loan servicing practices may not afford adequate protection against the higher risks associated with loans made to such borrowers particularly in a poor housing and credit market or an economic recession.

In addition, of the number of loans serviced by Franklin for third parties, at December 31, 2013, approximately 84% are second-lien residential mortgage loans that are generally under-collateralized, and, based on the available information obtained by the Company, at least approximately 50% of the total number of loans serviced are unsecured. In the bankruptcy of a borrower, a secured claim for the amount due on an under-collateralized second-lien loan may be subject to a “cram-down” by the bankruptcy court to the value of the collateral or a strip of the lien, which in any event could result in an unsecured claim in whole or part for which there may be no funds remaining to pay the claim. In certain local communities in California there also have been suggestions that eminent domain might be used to take and seize underwater mortgages from lenders (despite various legal and constitutional issues with such a course of action). In any event, should the senior lien holder foreclose its interest in the property serving as collateral, there are some states with no recourse and anti-deficiency laws that depending on the loan characteristics (e.g., which could include purchase money loans for primary residences) may bar the pursuit of a deficiency judgment for the unpaid balance due on the second-lien loan. On other loans, there are also statute of limitations and restrictions on post-judgment remedies that must be considered. If Franklin is unable to mitigate these risks, its ability to service and collect on these loans may be adversely affected resulting in a decrease in Franklin’s servicing and collection revenues and cash flows, and Franklin’s results of operations, financial condition and liquidity could be materially harmed.

A number of the second-lien mortgage loans that Franklin services may be subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.

We expect that a significant number (which we do not expect to be material, but important enough to merit attention) of the second-lien mortgage loans Franklin services for third parties are subordinated to an adjustable rate mortgage (ARM) held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs would have had a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As a result, holders of ARM loans faced monthly payment increases following interest rate adjustments. Similarly, interest-only loans typically required principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM resets or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second-lien mortgage loan on a property. As a result, delinquencies on these loans may increase and Franklin’s ability to service and collect on these loans may be adversely affected resulting in a decrease in Franklin’s servicing and collection revenues and cash flows. However, as a sub-servicer only, we have not determined the actual percentage of loans at issue since our servicing clients have not authorized funding the expenditure and any such expenditure, which would be a material cost to our servicing clients, would not increase revenue for Franklin. Franklin may be subject to losses from the mortgage loans it acquired or mortgage loans originated by its then subsidiary prior to 2008 due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans Franklin acquired, vendors and Franklin’s employees.

When Franklin acquired loans and its then subsidiary, Tribeca Lending Corp., originated loans, including those mortgage loans Franklin continues to service for third parties, Franklin or its subsidiary typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected. Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of the employees of Franklin or its then subsidiary, Franklin may bear the risk of loss associated with the misrepresentation except when Franklin purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful. Although we are unaware of any material misrepresentations for which there may be recourse, industry reports indicate that a significant number of loans originated in those vintage years were originated on the basis of intentional or negligent misrepresentations.

Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect Franklin’s financial results.

Various companies throughout the mortgage industry have been named as defendants in individual and class action lawsuits and have been the subject of regulatory investigations challenging residential loan servicing and origination practices (even as an acquirer of a loan), including, recently, standing to bring a foreclosure action, foreclosure processes and procedures and the verification of information included in and notarization of affidavits filed in foreclosure, eviction and bankruptcy matters and the purchase of force-placed insurance on behalf of homeowners for homes without insurance and costs, premiums, rebates and commissions associated therewith. At least some of those participants have paid significant sums to settle lawsuits or regulatory proceedings brought against it in respect of servicing and origination practices. There can be no assurance that similar suits or proceedings will not be brought against Franklin in the future, and that Franklin will not be subject to resulting fines, sanctions, costs, damages, penalties or claims by counterparties or third parties (or, additionally with respect to foreclosures, the overturning of foreclosure sales or delays in the foreclosure process) that could adversely affect its financial results, or substantial damages that could render Franklin insolvent.

Given the nature of the industry in which Franklin operates, Franklin’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on Franklin’s business, financial position, results of operations or cash flows.

Due, in part, to the heavily regulated nature of the industries in which Franklin operates, Franklin is, and in the future may become, involved in various legal proceedings. Franklin may therefore incur legal costs and expenses in connection with the defense of such proceedings. In addition, the actual cost of resolving Franklin’s pending and any future legal proceedings might be substantially higher than any amounts reserved for such matters. Depending on the remedy sought and the outcome of such proceedings, the ultimate resolution of Franklin’s pending and any future legal proceedings could have a material adverse effect on Franklin’s business, financial position, results of operations or cash flows.

Franklin is exposed to counterparty risk and there can be no assurances that Franklin will manage or mitigate this risk effectively.

Franklin is exposed to counterparty risk in the event of nonperformance by counterparties to various agreements and transactions. The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by counterparty in bankruptcy proceedings, could have a material adverse effect on Franklin’s business, financial position, results of operations or cash flows. There can be no assurances that Franklin will be effective in managing or mitigating its counterparty risk, which could have a material adverse effect on Franklin’s business, financial position, results of operations or cash flows.

The success and growth of Franklin’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

Franklin’s mortgage loan servicing business is dependent upon its ability to effectively adapt to technological advances, such as the ability to automate loan servicing, process borrower payments and provide customer information over the Internet, accept electronic signatures and provide instant status updates. The intense competition in Franklin’s industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. The failure to acquire new technologies or technological solutions when necessary could limit Franklin’s ability to remain competitive in its industry and its ability to increase the cost-efficiencies of its servicing operation, which would harm Franklin’s business, results of operations and financial condition. Alternatively, adapting to technological changes in the industry to remain competitive may require Franklin to make significant and costly changes to its loan servicing and information systems, which could in turn increase operating costs.

If Franklin does not effectively manage changes and growth in its business, its financial performance could be harmed.

Changes in Franklin’s servicing business and future growth could require capital resources beyond what Franklin currently possess, which would place certain pressures on Franklin’s infrastructure. Franklin will need to continue to upgrade and expand its financial, operational and managerial systems and controls, particularly its servicing systems and resources. If Franklin does not manage the changes in its servicing business effectively, its expenses could increase, and Franklin’s business, liquidity and financial condition could be significantly harmed.

The inability to attract and retain qualified employees could significantly harm Franklin’s business.

Franklin continually needs to retain, attract, hire and successfully integrate qualified personnel, including certain servicing personnel that are able to satisfy licensing requirements under the SAFE Act to perform loan modifications (in those states where SAFE Act licensing is required for such activities), in an intensely competitive hiring environment in order to manage and operate Franklin’s business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If Franklin is unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, Franklin will be unable to effectively continue to service mortgage loans, which would harm Franklin’s business, results of operations and financial condition. Due to limited capital resources, Franklin may be unable to hire additional qualified personnel and retaining key employees could become more challenging.

An interruption in or breach of Franklin’s information systems may result in lost business and increased expenses.

Franklin relies heavily upon communications and information systems to conduct its business. Any failure, interruption or breach in security of or damage to Franklin’s information systems or the third-party information systems on which Franklin relies could cause Franklin to be noncompliant with its servicing and collection contracts and significant Federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of information systems could result in the loss of Franklin’s servicing and collection contracts, regulatory action and litigation against Franklin. Franklin cannot assure that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by Franklin or the third parties on which Franklin relies.

Franklin is exposed to the risk of environmental liabilities with respect to properties to which Franklin took title.

Franklin historically foreclosed on defaulted mortgage loans in its portfolio, taking title to the properties underlying those mortgages. By taking title, Franklin might be subject to environmental liabilities with respect to such properties and any remaining properties that Franklin has to reacquire pursuant to contracts with third parties. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on these properties during Franklin’s ownership or after a sale to a third party. Environmental defects can reduce the value of and make it more difficult to sell such properties, and Franklin may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. These costs could be substantial. If Franklin ever becomes subject to significant environmental liabilities, its business, financial condition, liquidity and results of operation could be materially and adversely affected. Although Franklin has not to date incurred any environmental liabilities in connection with real estate, there can be no assurance that Franklin will not incur any such liabilities in the future.

A loss of Franklin’s Chairman and President may adversely affect its operations.

Thomas J. Axon, the Chairman and President of Franklin, is responsible for making substantially all of the most significant policy and managerial decisions in Franklin’s business operations. These decisions are paramount to the success and future growth of Franklin’s servicing business. Mr. Axon is also the managing member of several of Franklin’s servicing clients and was instrumental in maintaining Franklin’s relationship with the Bank and retaining the servicing of loans sold by a trust of the Bank in the third and fourth quarters of 2010. A loss of the services of Mr. Axon or a loss of control of Franklin by Mr. Axon could disrupt and adversely affect Franklin’s operations. In addition, the cash flows received by the Company from servicing loans for third parties do not cover the costs of operating its business, and therefore, the Company is dependent on Mr. Axon’s capital contributions to fund its operating deficits.

Adverse developments in general business, economic and political conditions could have a material adverse effect on Franklin’s financial condition and its results of operations.

Franklin’s business and operations are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. economy, both nationally and in the regions in which Franklin conducts its business.

A host of factors beyond Franklin’s control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on Franklin’s financial condition and its results of operations.

Failures in Franklin’s internal controls and disclosure controls and procedures could lead to material errors in Franklin’s financial statements and cause Franklin to fail to meet its reporting obligations.

Effective internal controls are necessary for Franklin to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute assurance that Franklin is providing reliable financial reports. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that Franklin’s controls will succeed in achieving their goals under all potential future conditions. If such controls fail to operate effectively, this may result in material errors in Franklin’s financial statements. Deficiencies in Franklin’s system of internal controls over financial reporting may require remediation, which could be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in Franklin’s financial statements, cause Franklin to fail to meet its reporting obligations, and expose Franklin to government investigation or legal action.

Risks Related to the Distribution

Franklin’s agreements with the bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

Franklin provides servicing and collection services to related-party entities, the Bosco-entities, for the loans acquired by these entities, and Franklin’s accounting department performs tax, administrative and accounting services for the bankruptcy estate and liquidation manager of Franklin Holding. While Franklin believes that it services loans for the Bosco-entities subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry and performs services, which are limited in nature, for the bankruptcy estate and liquidation manager of Franklin Holding generally at cost, these agreements were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties.  See Notes 10 and 12 to the Financial Statements.

If the Distribution is determined to be taxable for U.S. Federal income tax purposes, Franklin, its stockholders, and Franklin Holding could incur significant U.S. Federal income tax liabilities.

Franklin Holding has been advised by its tax professionals that the distribution of its entire interest in Franklin to Franklin Holding stockholders on a pro rata basis should qualify as a tax-free transaction to those stockholders under Section 355 of the Internal Revenue Code of 1986, as amended. If the distribution were to fail to qualify as a tax-free transaction, Franklin Holding would recognize gain equal to the excess of the fair market value of FCRM common stock distributed to Franklin Holding stockholders over Franklin Holding’s adjusted tax basis in FCRM stock. In addition, each Franklin Holding stockholder who received FCRM common stock in the distribution would be treated as having received a taxable distribution in an amount equal to the fair market value of such stock on the Distribution date. That Distribution would be taxable to the stockholder as a dividend to the extent of Franklin Holding’s current and accumulated earnings and profits, if any.

Certain adverse tax consequences could result from the Distribution of Franklin from Franklin Holding.

Pursuant to an initial out of court restructuring of Franklin Holding with the Bank in March 2009, Franklin Holding, at the request of the Bank, elected under Section 362(e) of the Internal Revenue Code to transfer the tax basis in mortgage loans transferred to the Bank, in the amount of approximately $1.1 billion, in exchange for assets in the Bank’s REIT, as a Section 351 tax-free transaction under the Internal Revenue Code. The liquidation of Franklin Holding, such as that which is to occur under the confirmed and effective prepackaged bankruptcy plan of reorganization of Franklin Holding, or an event with respect to which substantially all of the assets of the consolidated Franklin Holding are disposed of would trigger a taxable gain with insufficient offsetting net operating losses to offset the resulting tax liability. There can be no assurance that the consideration paid by Franklin for the distribution of Franklin Holding’s interest in Franklin to Franklin Holding stockholders under the confirmed and effective pre-packaged plan of reorganization of Franklin Holding, for the benefit of Franklin Holding’s creditors, including but not limited to the Internal Revenue Service, will be acceptable to the Internal Revenue Service or that the confirmed and effective prepackaged plan of reorganization of Franklin Holding will stop or preclude the Internal Revenue Service from seeking recovery against Franklin, which prior to September 23, 2010 was part of the consolidated Franklin Holding Federal income tax group.

Franklin must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

In order to preserve the tax-free treatment of the distribution of Franklin Holding’s interest in Franklin to Franklin Holding stockholders, Franklin Holding and Franklin are precluded from entering into a transaction whereby one or more persons acquire directly or indirectly a 50% greater ownership interest during a four-year period beginning on the date that is two years before the date of the distribution as part of a plan or series of related transactions that includes the distribution.

If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, Franklin may be required to file a notice or application in such states, which could delay or inhibit Franklin’s ability to conduct business in these states.

Franklin is subject to various state mortgage finance licensing laws and regulations, including the requirement to be licensed in order to engage in mortgage origination activities and to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Many states require the holder of mortgage lending, servicing or collection agency licenses to notify the applicable state regulator prior to undertaking a transaction that constitutes a change-in-control of the license holder. Other states require prior approval of a transaction that would result in a change-in-control. While Franklin does not believe that the Distribution constituted a change-in-control for state licensing purposes and did notify state regulators of the distribution, if a state regulator disagrees with this conclusion, Franklin would be required (as was the case in three states) to file a change-in-control notice or application in such state, which possibly could delay or inhibit Franklin’s ability to do conduct business in such state for a period of time (although such has not been the case to date). Additionally, state regulators could take corrective action against Franklin, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for license renewal or a combination of the same, in which case Franklin’s business would be adversely affected.

Franklin may face potential successor liability.

As a former member of the Franklin Holding corporate family, Franklin may be subject to liability based on previous actions of Franklin Holding in the event that Franklin is found by a court of competent jurisdiction to share an identity of interest with Franklin Holding or to be a successor in interest to Franklin Holding. Such liability may arise in a number of circumstances, such as if a known creditor of Franklin Holding did not receive proper notice of the pendency of the bankruptcy case relating to Franklin Holding’s confirmed and effective prepackaged plan of reorganization or the deadline for filing claims therein; the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim; a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect; or Franklin is deemed liable for Franklin Holding’s tax liabilities under a Federal and/or state theory of successor liability. If Franklin should become subject to such successor liability, it could materially adversely affect Franklin’s business, financial condition and results of operations.

A receivable in the amount of $1,000,000, may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as Franklin.

Franklin has a receivable in the amount of $1,000,000, which is a source of indemnification for certain officers and directors of Franklin Holding, held by a trustee for a trust, to provide designated individuals with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by Franklin, Franklin has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and Franklin’s claim was treated as an allowed general unsecured claim under the confirmed and effective prepackaged plan of reorganization of Franklin Holding. Franklin has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. Should the receivable in the future be deemed uncollectible, certain of Franklin’s licenses to service loans would be in jeopardy due to net worth requirements (see above risk factor on obtaining and maintaining appropriate state licenses). The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, Franklin determined that the amounts recorded are appropriate and that the receivable will be collected in full.

There can be no assurance that there will be sufficient funds out of the bankruptcy estate of Franklin Holding to make a distribution to unsecured creditors such as Franklin.

Risks Related to Franklin’s Securities

Thomas J. Axon effectively controls Franklin, substantially reducing the influence of Franklin’s other stockholders.

Thomas J. Axon, Franklin’s Chairman and President, beneficially owns approximately 56% of Franklin’s outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

•	the election of Franklin’s directors; and,

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

Furthermore, the members of the Board of Directors as a group (including Mr. Axon) beneficially own a substantial majority of Franklin’s outstanding common stock. As a result, Franklin’s other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, Mr. Axon’s influence and/or that of Franklin’s current board members could preclude any unsolicited acquisition of Franklin and consequently materially adversely affect the price of FCRM common stock.

FCRM shares of common stock are quoted on the OTC Markets, which may adversely impact the price and liquidity of the common stock and FCRM’s ability to raise capital in the future.

FCRM’s common stock is currently quoted by broker-dealers on the OTCQB Venture Marketplace tier of the OTC Markets, a centralized quotation service for over-the-counter securities and is subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.”  These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy or sell FCRM common stock in the open market. In addition, this could materially adversely affect Franklin’s ability to raise capital in the future, and could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

In addition, since Mr. Axon controls more than 56% of the outstanding common stock of FCRM, the liquidity or float in Franklin generally will be limited, which could affect the ability to purchase or sell FCRM stock or the price of such purchases and sales.

Franklin’s organizational documents and Delaware law may make it harder for Franklin to be acquired without the consent and cooperation of its Board of Directors and management.

Several provisions of Franklin’s organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of FCRM common stock.

Franklin’s classified Board of Directors will make it more difficult for a person seeking to obtain control of Franklin to do so. Also, Franklin’s supermajority voting requirements may discourage or deter a person from attempting to obtain control of Franklin by making it more difficult to amend the provisions of Franklin’s certificate of incorporation to eliminate an anti-takeover effect or the protections they afford minority stockholders, and will make it more difficult for a stockholder or stockholder group to put pressure on Franklin’s Board of Directors to amend Franklin’s certificate of incorporation to facilitate a takeover attempt. In addition, under the terms of Franklin’s certificate of incorporation, Franklin’s Board of Directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by Franklin’s current Board of Directors.

Franklin’s quarterly operating results may fluctuate and cause FCRM’s stock price to decline.

Because of the nature of Franklin’s business, Franklin’s quarterly operating results may fluctuate as a result of any of the following:

•	the timing and amount of collections on loans that Franklin services;

•	the rate of delinquency, default, foreclosure and prepayment on the loans Franklin services;

•	Franklin’s inability to successfully increase its servicing of loans for third parties;

•	increases in operating expenses associated with the changes in Franklin’s business and increased regulation of the servicing and collection industry;

•	general economic and market conditions; and,

•	the effects of state and Federal tax, monetary and fiscal policies.

Many of these factors are beyond the control of Franklin, and Franklin cannot predict their potential effects on the price of FCRM common stock. Franklin cannot assure you that the market price of FCRM common stock will not fluctuate or decline.

In addition, Franklin experienced operating losses during the year ended December 31, 2013 and the three months ended December 31, 2013, principally due to reduced servicing fee revenues. If Franklin is not successful in attracting new servicing customers and growing revenue as a stand alone company, its net losses may continue to increase compared to prior periods, which could cause its stock price to decline.

There is a limited public market for FCRM common stock and FCRM’s stock price may experience volatility.

FCRM’s common stock is quoted by broker-dealers on the OTCQB Venture Marketplace tier of the OTC Markets. However, there can be no assurance that an active trading market for FCRM common stock will develop or be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in economic and other external factors may have a significant impact on the market price of FCRM’s common stock. Fluctuations or decreases in the trading price of FCRM common stock may adversely affect the liquidity of the trading market for FCRM common stock and Franklin’s ability to raise capital through future equity financing.

While Franklin currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), Franklin could lose that status, which could increase the costs and demands placed upon Franklin.

Franklin will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined under the Exchange Act, which would generally occur upon our attaining a public float of at least $700 million.

In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our Securities and Exchange Commission (“SEC”) filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.”  Similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; were not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013 (however, “emerging growth companies” such as Franklin are currently not subject to such requirements on or after that effective date); and, have certain other decreased disclosure obligations in their SEC filings, including, among other items, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze Franklin’s results of operations, financial condition and financial prospects.

Franklin is an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like Franklin to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies (which are companies that are not considered to be an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million or, in the case the public float was zero, had annual revenues of less than $50 million as calculated under and as of the dates and periods set forth in the SEC’s Regulation S-K). As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by Section 404(b) of the Sarbanes-Oxley Act of 2002 and are also exempt from the requirement to submit “say-on-pay,” “say-on-pay frequency” and “say-on-parachute” votes to our stockholders, any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements, and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can elect to take advantage of the extended transition period from complying with new or revised accounting standards issued on or after April 5, 2012, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as an entity is an emerging growth company. Franklin made this election. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. While as of the dates of the financial statements included in this Report on Form 10-K we have complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, our financial statements as included in this report are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, did elect to delay the adoption of any future standards, and, therefore, in the future, Franklin’s financial statements may not be comparable with public company financial statements.

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

Risks Related to the Regulation of Franklin’s Industry

New legislation and regulations directed at curbing predatory lending and collection and servicing practices could restrict Franklin’s ability to service non-prime residential mortgage loans, which could adversely impact Franklin’s earnings.

The Federal Home Ownership and Equity Protection Act (HOEPA) identifies a category of residential mortgage loans and subjects such loans to restrictions not applicable to other residential mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, which is based on the interest rate and certain finance charges, exceed specified levels. Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans that exceed certain cost parameters. These state and local laws may have lower thresholds and broader prohibitions than under the Federal law. The restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and originating loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the mortgaged property.

Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, would extend not only to Franklin, but to assignees, which may include warehouse lenders and whole-loan buyers, regardless of whether such assignee knew of or participated in the violation.

It was the policy of Franklin’s then subsidiary, Tribeca Lending Corp., not to originate loans that would be subject to HOEPA or similar state and local laws and not to purchase high cost loans that would have violated those laws. Franklin purchased loans that are covered by one of these laws, rules or regulations only if, in its judgment, a loan was made in accordance with Franklin’s strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If Franklin or its then subsidiary miscalculated the numerical thresholds described above, however, Franklin or its then subsidiary may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences. In a number of states, for example, state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of the loan product of the then subsidiary of Franklin, where the lending decision may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, Franklin or its then subsidiary sold a portion of its loans to third parties on a whole-loan, servicing-released basis.

The CFPB and several states and municipalities have adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties. There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation.

On July 21, 2010, the Reform Act was signed into law. On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under Federal consumer financial laws, was transferred and consolidated into a new executive agency and consumer financial regulator, the Bureau of Consumer Financial Protection (CFPB), established in the Federal Reserve System under the Reform Act. The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as Franklin, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high cost loans. Further, the Reform Act established new standards prohibiting creditors from making mortgage loans unless the creditor makes a good faith determination, based on verified and documented information, that at the time the loan was consummated the consumer had a reasonable ability to repay the loan (known as the “Ability to Repay” standards). Violations of the “Ability-to-Repay” standards could, among other things, create a defense to the foreclosure of the loan. Although these provisions were not self implementing, the CFPB promulgated mortgage servicing rules and regulations enforcing these requirements effective January 10, 2014.

The final mortgage servicing rules promulgated by the CFPB include provisions relating to required periodic billing statements and disclosures, force-placed insurance requirements and notices, and required adjustable-rate mortgage interest rate adjustment notices. In addition, the mortgage servicing rules require servicers to make good faith early intervention efforts to establish live contact with a delinquent borrower and to provide written information to delinquent borrowers about any available loss mitigation options, credit a full contractual payment to a borrower’s account as of the date of receipt and to send payoff balances by a certain deadline upon the written request of a borrower, provide periodic account statements and rate adjustment notices to mortgage borrowers, comply with certain error resolution and information requests within designated time frames, establish reasonable information management and servicer personnel policies and procedures, maintain records relating to each mortgage and a mortgage servicing file containing certain specified documents and information, to assign ongoing contact personnel to delinquent borrowers, prohibit making the first notice or filing for foreclosure under state law during the first 120 days of a consumer’s delinquency, and, to the extent loss mitigation options are offered to borrowers, implement loss mitigation procedures and comply with certain loss mitigation procedures and deadlines.

On January 10, 2013, the CFPB issued a final rule implementing the “Ability to Repay” standards. The final rule lays out ability-to-repay determinations through the consideration of eight specific underwriting factors, but does not prescribe specific underwriting models. In addition, the rule establishes a presumption that this “Ability-to-Repay” standard is satisfied if a mortgage is a “Qualified Mortgage” under the CFPB final rule. The CFPB final rule creates both a safe harbor and a rebuttable presumption of compliance for transactions that are “Qualified Mortgages.” The rule went into effect on January 14, 2014.

The Federal Reserve Board approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act, to protect consumers from unfair or deceptive home mortgage lending and advertising practices. Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.”  Effective January 10, 2014, the “Ability-to-Repay” standards superseded the underwriting requirements applicable to these “higher-priced mortgage loans,” but the requirements applicable to appraisals and homeownership counseling still apply to this class of loans. Under these amendments, companies that service mortgage loans are required to credit consumers’ loan payments as of the date of receipt. Further, the HOEPA amendments expand the types of loans subject to early disclosures. Previously, transaction-specific early disclosures were only required for purchase money mortgage loans. The early disclosures now are required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans. Under the Reform Act, HOEPA was revised to lower APR and point and fee triggers and expand coverage to purchase money mortgages. On January 10, 2013, as mandated by the Reform Act, the CFPB issued final rules effective January 10, 2004 that substantially lower the existing point and fee and annual percentage rate thresholds under HOEPA and implement additional restrictions on loans subject to HOEPA, including a pre-loan counseling requirement. Outside of HOEPA, the rules also impose other homeownership counseling related requirements under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA). All of these rules render lender compliance more burdensome.

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

Franklin cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting Franklin’s business. Franklin is evaluating the potential impact of these initiatives on Franklin’s servicing and collection practices and results of operations. As a result of these and other initiatives, Franklin is unable to predict whether Federal, state, or local authorities will require changes in Franklin’s servicing and collection practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes could adversely affect Franklin’s profitability by significantly increasing its compliance costs, since Franklin is required to make such changes in response to voluminous new and amended laws, regulations and ordinances on a federal level and in states where Franklin services or collects on a significant amount of mortgage loans.

The broad scope of Franklin’s servicing and collection operations exposes Franklin to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the Federal, state and local levels.

Because Franklin services and collects on loans and it or its affiliates purchased and originated mortgage loans in all 50 states, Franklin must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of Federal laws and regulations. The volume of new or modified laws and regulations has substantially increased in recent years, and government agencies enforcing these laws, as well as the courts and administrative tribunals, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. Accordingly, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly Franklin’s policies, procedures and systems and train Franklin personnel effectively with respect to all of these laws and regulations, thereby potentially increasing Franklin’s exposure to the risks of noncompliance with these laws and regulations.

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

Franklin’s failure to comply with this regulatory regimen can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of servicing and debt collection licenses or approved status required for continued business operations;

•	demands for indemnification or loan repurchases from purchasers of loans;

•	legal defenses causing delay and expense;

•	adverse effects on Franklin’s ability, as servicer or debt collector, to enforce loans;

•	the imposition of supervisory agreements and cease-and-desist orders;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	counterparty lawsuits;

•	individual and class action lawsuits by consumers;

•	administrative enforcement actions;

•	damage to Franklin’s reputation in the industry; or,

•	the inability to obtain credit to fund Franklin’s operations.

Although Franklin has systems, policies, and procedures directed to compliance with these legal requirements and believes that it is in material compliance with all applicable Federal, state and local statutes, rules and regulations, Franklin cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render Franklin’s current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently, or may be interpreted infrequently or only recently and inconsistently. As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which Franklin is subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to Franklin’s compliance with applicable laws and regulations.

Franklin may be subject to fines or other penalties based upon the conduct of independent brokers of its then subsidiary.

Mortgage brokers that the then subsidiary of Franklin, Tribeca Lending Corp., utilized prior to November 2007 to source legacy mortgage originations, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly Federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, Franklin may be subject to fines or other penalties based upon the conduct of independent mortgage brokers utilized by its then subsidiary in the past.

Franklin is subject to reputation risks from negative publicity concerning the mortgage industry.

The mortgage industry in which Franklin operates may be subject to periodic negative publicity, which could damage Franklin’s reputation and adversely impact its servicing business.

Reputation risk, or the risk to Franklin’s business, earnings and capital from negative publicity, is inherent in Franklin’s industry. There is a perception that borrowers of loans may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on the services of mortgage companies, including Franklin (both past and present), thereby subjecting the industry and us to the possibility of periodic negative publicity.

Franklin may also be negatively impacted if another company in the mortgage industry or in a related industry engages in practices resulting in increased public attention to the industry. Negative publicity may also occur as a result of judicial inquiries and regulatory or governmental action with respect to the mortgage industry. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement actions by civil and criminal authorities. Additionally, negative publicity may increase Franklin’s cost of doing business and adversely affect its servicing operations by impeding its ability to attract and retain customers and employees.

During the past several years, the press has widely reported certain industry related concerns, including rising delinquencies, the tightening of credit and more recently, increasing litigation. Some of the litigation instituted against subprime lenders, mortgage servicers, and debt collectors is being brought in the form of purported class actions by individuals or by state or Federal regulators or state attorneys general. The judicial climate in many states is such that the outcome of these cases is unpredictable. If Franklin is subject to increased litigation due to such negative publicity, it could have a material adverse impact on Franklin’s results of operations.

Franklin is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

The Federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on Franklin in connection with the collection, use and security of financial and other nonpublic information provided of borrowers. In addition, California and Vermont have enacted, and several other states are considering enacting, privacy or customer-information-security legislation with even more stringent requirements than those set forth in the Federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the Federal and state levels, Franklin expects to incur increased costs in its effort to be and remain in full compliance with these requirements. Nevertheless, despite its efforts Franklin will be subject to legal and reputational risks in connection with its collection, safeguarding, and use of customer information, and Franklin cannot assure you that it will not be subject to lawsuits or compliance actions under such state or Federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, Franklin’s compliance costs could substantially increase.

If many of the borrowers of the loans Franklin services become subject to the Servicemembers Civil Relief Act of 2003, Franklin’s cash flows and service fee income may be adversely affected.

Under the Servicemembers Civil Relief Act of 2003, or the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The Civil Relief Act as amended on July 30, 2008 by the Housing and Economic Recovery Act of 2008 and Helping Heroes Keep Their Homes Act of 2010 and, as extended, temporarily enhances protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2014, by extending the protection period and stay of proceedings from 90 days to nine months, until February 1, 2013, and one year, from February 2, 2013 to December 31, 2014, and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter. On October 13, 2010, the Veterans’ Benefits Act of 2010 became law, which allows for enforcement of the Civil Relief Act by the U.S. Attorney General and provides for a private right cause of action. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, Franklin’s cash flows and revenues may be adversely affected by compliance with this law.

Legislative action to provide mortgage relief may negatively impact Franklin’s business.

As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several Federal, state and local initiatives to restrict Franklin’s ability to foreclose and resell the property of a customer in default. Any restriction on Franklin’s ability to foreclose on a loan, any requirement that Franklin forego a portion of the amount otherwise due on a loan or any requirement that Franklin modify any original loan terms could negatively impact Franklin’s servicing business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to Federal bankruptcy laws, government investigations, a new national servicing standard for servicing loans and calls for voluntary modifications of mortgages and a national default collection standard. Moreover, the Reform Act and the mortgage servicing rules implemented on January 10, 2014, state laws and regulatory requirements in certain states such as New York and North Carolina, recent bills introduced in Congress and proposed rules and regulations of administrative agencies, a settlement involving servicing and foreclosure practices entered into between the Federal bank regulators and 14 servicers in April 2011, and a settlement with the five largest mortgage servicers, state attorneys general and Federal agencies on February 12, 2012, including a new homeowners bill of rights adopted in California, effective January 1, 2013, by its state attorney general in response to the settlement to apply to those mortgage servicers not covered by the settlement, indicate that there is enhanced legislative and regulatory focus on, among other things, payment processing, billing statements, disclosures, debt collection communications, time-barred debt, documentation, loss mitigation protocols, having a single or ongoing point of contact for borrowers, fees (including default fees, late charges and recoupment of third-party fees), force-placed insurance and insurance escrow accounts, maintenance of real estate owned or securing loans, and not foreclosing while a loan modification application is pending. Further, in 2012, the New York State Department of Financial Services investigated the force-placed hazard insurance practices of numerous banks, servicers and insurers, held hearings on the matter and issued proposed new regulations that would dramatically alter force-placed hazard insurance practices in New York State. Accordingly, Franklin’s compliance costs may materially increase, which in turn may adversely affect the results of operations of Franklin.

Congress, several states and municipalities have adopted legislation and ordinances and various administrative agencies have promulgated rules and regulations establishing new consumer protections governing loan servicing and debt collection practices and foreclosure procedures. There are enacted laws and regulations providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. In addition, there are requirements for servicers to reach out to borrowers to inform borrowers of available loss mitigation options at an early stage of delinquency. However, applicable servicing agreements, Federal tax law and accounting standards may limit the ability of a servicer to offer loss mitigation. In particular, servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the note holders. Compliance with these requirements must, therefore, conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from regulators and consumers to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of note holders to maximize returns on the loans, on the other.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On March 4, 2005, the Company entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices (the “25th Floor Premises”). Effective as of June 26, 2009, as a result of Lehman Brothers Holdings Inc.’s rejection of its lease under bankruptcy law, the 25th Floor Premises became leased directly with 101 Hudson Leasing Associates.  On July 27, 2005, the Company entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “37th Floor Premises”). On March 30, 2007, the Company entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately an additional 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “Expansion Premises”). The term of the combined lease with 101 Hudson Leasing Associates for the 25th Floor Premises, 37th Floor Premises and Expansion Premises was through December 31, 2013, with a base rent of $1,181,000 annually, payable in monthly installments of $98,000, until December 31, 2010, and thereafter a base rent of $1,597,000 annually, payable in monthly installments of $133,000. The Company subleased the 37th Floor Premises (6,856 square feet) to an unrelated party, from April 2011 until December 31, 2013. The 37th Floor Premises sublease had a base rent of $158,000 annually, payable in monthly installments of $13,000.

On October 31, 2013, the Company entered into an amendment to its office lease with 101 Hudson Leasing Associates, which extended the lease for the 25th Floor Premises through December 31, 2019, at an annual base rate of: $1,168,377 for the year 2014 (a reduction of $2 per square foot based on 33,866 gross rentable square feet); $1,185,310 for 2015; $1,202,243 for 2016; $1,219,176 for 2017; $1,236,109 for 2018; and, $1,253,042 for 2019. The base rent is payable in monthly installments of $97,365 until December 31, 2014, $98,776 until December 31, 2015, $100,187 until December 31, 2016, $101,598until December 31, 2017, $103,009 until December 31, 2018, and $104,420 until December 31, 2019; and for other typical concessions over the term of the agreement and subject to certain conditions.    All other terms remain substantially unchanged.

The Company did not extend its leases for the 37th Floor Premises and Expansion Premises, but did receive a four month credit for the monthly base rent for those premises.

In January 2012, the Company, as lessor, entered into a lease for approximately 5,877 square feet of condominium office space in New York City owned by the Company for a term ending in mid-February 2015 with a base rent of $204,000 annually, payable in monthly installments of $17,000, with annual rent escalations. See Note 11 to the Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in routine litigation and administrative proceedings generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material. In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 acquired mortgage loans (and our then subsidiary, Tribeca Lending Corp., originated mortgage loans) on a nationwide basis, the Company must comply and is required to comply with various state and Federal lending, servicing and debt collection laws, rules and regulations and the Company is routinely subject to investigations and inquiries by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Since October 12, 2012, the Company’s common stock has been quoted by broker-dealers on the Over-the-Counter (“OTC”) Markets. The Company’s common stock at and from December 31, 2012 has been quoted on the (Over-the-Counter Quote Board (“OTCQB”) Venture Marketplace tier of the OTC Markets under the trading symbol FCRM. FCRM stock is listed for “unsolicited quotes only,” as prices reflect unsolicited customer orders and investors may have difficulty selling FCRM stock.

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

	High		Low
Year Ended December 31, 2013:
First Quarter		$0.57		$0.36
Second Quarter		0.55		0.30
Third Quarter		0.41		0.40
Fourth Quarter		0.39		0.15
Year Ended December 31, 2012:
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		0.36		0.26

Holders.  As of March 24, 2014, there were approximately 415 record holders of the Company’s common stock.

Dividend Policy.  Franklin Credit has not paid cash dividends on its common stock, and due to operating losses, does not expect to pay a cash dividend in the future.

Securities Authorized for Issuance Under Compensation Plans.  The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

From October 2013 until December 31, 2013, the Company issued to Thomas J. Axon, Chairman and President of the Company, in a series of transactions pursuant to the Capitalization Agreement and without registration in reliance on the exemptions provided under Section 4(2) of the Securities Act of 1933 and Rule 505 and Rule 506 of Regulation D promulgated thereunder, 700,000 shares of non-transferrable restricted Series A Convertible Preferred Stock (Preferred Stock) of the Company, par value $0.001, in exchange for an aggregate purchase price of $1.4 million or $2 per share. Since then, the Company has issued an additional 300,000 shares of Preferred Stock to Mr. Axon at $2 per share.

Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by FCRM’s board of directors or as otherwise provided under the Capitalization Agreement, in preference to any payment of any dividend on the common stock of the Company; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

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

Under Federal securities laws, FCRM is (i) a “smaller reporting company,” as defined in Regulation S-K of the Securities Act of 1933, as amended, and (ii) an “emerging growth company,” as defined in the JOBS Act and will, therefore, be subject to reduced public company reporting requirements. The Company, as an emerging growth company, has elected, under Section 107 of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, from complying with new or revised accounting standards issued on or after April 5, 2012. Accordingly, the Company may therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, as a result, the Company’s financial statements may not be comparable with public company financial statements. While as of the dates of the financial statements included in this Report on Form 10-K we have complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, our financial statements as included in this report are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, did elect to delay the adoption of any future standards, and, therefore, in the future, Franklin’s financial statements may not be comparable with public company financial statements.

General

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. The following management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s financial statements. These financial statements are prepared in accordance with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company’s financial statements.

Executive Summary

Franklin Credit is a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans for third parties.

The Company had a net loss attributed to common stockholders of $2.9 million for the twelve months ended December 31, 2013, compared with a net loss of $3.1 million for the twelve months of 2012. The Company had a loss per common share for the twelve months ended December 31, 2013 of $0.29 on both a basic and diluted basis, compared to a loss per common share of $0.31 on both a basic and diluted basis for the twelve months ended December 31, 2012. The Company had a net loss attributed to common stockholders of $816,000 for the fourth quarter of 2013.

The Company had stockholders’ equity of $5.7 million at December 31, 2013, or a book value per common share of $0.57. The Company had no borrowed funds outstanding at December 31, 2013.

On October 11, 2013, the Company and Mr. Axon, its Chairman, President and majority stockholder entered into the Capitalization Agreement, effective September 30, 2013, to increase the net worth and liquidity of the Company. The key terms of the Capitalization Agreement include (i) Mr. Axon contributing a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month, beginning on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company, (ii) in exchange for the capital contributions, Mr. Axon shall receive one share of Preferred Stock of the Company for every $2 the Company receives in capital contributions made by Mr. Axon (an aggregate of 2,050,000 shares of Preferred Stock, par value $0.001, has been reserved for issuance under the terms of the Capitalization Agreement), and (iii) a grant to Mr. Axon of an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon.

As of December 31, 2013, Mr. Axon has made capital contributions aggregating $1.4 million and has been issued a total of 700,000 shares of Preferred Stock. Since then, the Company has issued an additional 300,000 shares of Preferred Stock to Mr. Axon at $2 per share.

See Note 13 to the Financial Statements.

Application of Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements, which are prepared in accordance with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of the critical accounting policies believed by management to be those that require subjective and complex judgment that could potentially affect reported results of operations. Management believes that the estimates and judgments used in preparing these financial statements were the most appropriate at that time.

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

Revenue Recognition – The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104 (“SAB 104”), which provides for revenue to be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, fees are fixed or determinable, and collectability is reasonably assured.

Income Taxes – The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal and the state of New Jersey. The Company records income tax related interest and penalties, if applicable, in Collection, general and administrative expense.

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

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements at December 31, 2013.

Results of Operations

As of December 31, 2013, the Company had seven significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, two with unrelated parties. At December 31, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several third parties, whereby the Company receives fees based solely on a percentage of amounts collected. As of December 31, 2012, the Company had six significant servicing contracts to service residential mortgage loans and owned real estate; five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated party. As of December 31, 2012, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several third parties.

At December 31, 2013, the portfolio of residential mortgage loans serviced for other entities consisted of 38,000 loans representing $1.91 billion of unpaid principal balance (UPB). At December 31, 2013, approximately 29,950 loans were serviced for the Bosco-related entities. At December 31, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of approximately 41,100 loans representing approximately $2.13 billion of UPB. See “Sales of a Portfolio of Mortgage Loans Serviced by the Company,” in this Item 1, The Company’s Business.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.8 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 68% and 64% of the total servicing revenues earned during the years ended December 31, 2013 and 2012, respectively.

For a summary of Franklin’s servicing agreements with the Bosco entities, see Note 12 to the Financial Statements

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview.  At December 31, 2013, the Company had total assets of $20.5 million and had stockholders’ equity of $5.7 million. At December 31, 2013, including Preferred stock of $1.4 million, Franklin Credit’s net worth was $7.1 million. Stockholders’ equity at December 31, 2012 was $8.6 million. The Company had a net loss both before and after tax of $2.9 million for the twelve months ended December 31, 2013, compared with a net loss both before and after tax of $3.1 million for the twelve months ended December 31, 2012. The Company had a loss per common share for the twelve months ended December 31, 2013 and 2012 of $0.29 and $0.31, respectively, on a basic and diluted basis. Included in the net loss both before and after tax of $2.9 million for the year ended December 31, 2013 was the receipt of a termination fee of $290,000 earned for the sale of a portion of the mortgage portfolio in May 2013 by the Company’s significant unrelated servicing client.

Revenues increased by $209,000 to $10.4 million for the twelve months ended December 31, 2013, from $10.2 million for the twelve months ended December 31, 2012. Servicing revenues increased by $474,000 to $9.9 million from $9.4 million, principally due to increased collections on one existing Bosco servicing contract and a Bosco-entity servicing contract added in May 2012 (Bosco VI). Notwithstanding increases in servicing and collection fees earned from certain Bosco portfolios, there was a reduction in servicing and collection fees earned from a declining portfolio of loans serviced for the Company’s first significant unrelated third-party client (the Legacy Client), principally due to the sale of a certain portion of their mortgage portfolio in May 2013, which was not replaced or supplemented with significant new servicing contracts. However, a termination fee of $290,000 earned from the Legacy Client in May 2013, due to the sale and resulting servicing transfer of a certain portion of their mortgage portfolio, principally offset the reduction in servicing and collection fees earned from this client in 2013. Partially offsetting the increase in servicing revenues in the twelve months ended December 31, 2013 was a decline in Other income due principally to the absence of due diligence fees as the Company exited the due diligence services business in the second quarter of 2012. Due diligence fees amounted to $272,000 during the twelve months ended December 31, 2012. The Company’s revenues during the twelve months ended December 31, 2013 and 2012 were derived significantly from servicing the portfolio of loans and assets for the Bosco-related entities. See Note 12 to the Financial Statements.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.8 million and $6.0 million for the twelve months ended December 31, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 68% and 64% of the total servicing revenues earned during the twelve months ended December 31, 2013 and 2012, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 71% of the total servicing revenues, excluding from total servicing revenues the termination fee paid by the unrelated third-party client for the sale of a portion of the mortgage portfolio serviced on its behalf by the Company, earned during the twelve months ended December 31, 2013. Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $552,000 for the twelve months ended December 31, 2013 and at December 31, 2013, had accumulated to approximately $3.4 million. The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap. In addition, at December 31, 2013, the Company had a receivable for the final payment of deferred servicing fees (payable monthly over a ten-month period) from Bosco VI in the amount of $11,000 due to a provision in the Company’s servicing agreement with Bosco VI, which capped the servicing fee during the time period that a loan by a third-party lender to Bosco VI remained outstanding (in January 2013, Bosco VI paid the loan off in full). The Company received the final payment from Bosco VI in January 2014.

Prior to the prepackaged bankruptcy filing of its former parent company, Franklin Holding, the Company charged Franklin Holding a management fee that was estimated based on internal services rendered by its employees to Franklin Holding. No management fee was recognized for such period, from 2011 until the filing of the bankruptcy by Franklin Holding in early June 2012, due to the uncertainty of collection due to Franklin Holding’s reduced available cash and then pending bankruptcy filing. As a result of the uncertainty of collection of the management fees due to Franklin Holding’s reduced available cash and then pending bankruptcy filing, during the nine months ended December 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the amount of approximately $880,000 for the estimated cost of internal services rendered by its employees and expenses paid for Franklin Holding during the six months ended June 30, 2012 (the charge-off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity).

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the twelve months ended December 31, 2013, approximately $43,000 of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material.

Revenues. Revenues increased by $209,000 to $10.4 million during the twelve months ended December 31, 2013, from $10.2 million during the same twelve-month period in 2012. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) increased by $474,000, or approximately 5%, to $9.9 million during the twelve months ended December 31, 2013 from $9.4 million during the corresponding twelve months in the prior year. Servicing revenues increased principally due to increased collections from one existing Bosco-related entity with three servicing contracts (Bosco II) and a Bosco-entity servicing contract added in May 2012 (Bosco VI). Notwithstanding increases in servicing and collection fees earned from the Bosco portfolios of $770,000, or approximately 13%, during the twelve months ended December 31, 2013, there was a reduction in servicing and collection fees earned from a declining portfolio of loans serviced for the Legacy Client, principally due to the sale of a certain portion of their mortgage portfolio in May 2013, which was not replaced or supplemented with significant new servicing contracts. However, a termination fee of $290,000 earned from the Legacy Client in May 2013, due to the sale and resulting servicing transfer of a certain portion of its mortgage portfolio, somewhat offset the reduction in servicing and collection fees earned from the Legacy Client, which amounted to $2.4 million for the year 2013, compared with $2.8 million in the year 2012. In addition, in October 2013, the Legacy Client sold approximately 686 loans and real estate assets, with a UPB of approximately $142.0 million, serviced by the Company, to the New Client. The Company entered into a servicing agreement with the New Client to continue to service the sold loans for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure. The Company’s servicing revenues earned for the three months from October through December 2013 from this New Client amounted to $199,000. In a series of transactions occurring from May 2013 to March 3, 2014, the Company’s Legacy Client sold essentially the entire mortgage portfolio that the Company had serviced on its behalf.

In order for the Company to retain the servicing of the loans sold to the New Client and for the possible opportunity to obtain (i) additional loan servicing contracts with the New Client for loans included in this sale that are serviced by other entities, and (ii) additional loan servicing contracts from the Legacy Client for their remaining loans that are not serviced by the Company and not sold to other entities, with the approval of its Audit Committee, the Company agreed to waive a termination penalty with the Legacy Client in the amount of approximately $735,000. As of the date of this report, the Company has not obtained, and does not expect to obtain, additional loan servicing contracts from the Legacy Client.

The increase in servicing fees from the Bosco servicing contracts for the twelve months ended December 31, 2013 was due principally to (i) an increase of $90,000 from servicing the Bosco II portfolio, from $4.6 million for the twelve months ended December 31, 2012 to $4.7 million for the twelve months ended December 31, 2013, (ii) $556,000 earned for the twelve months ended December 31, 2013 from two new Bosco II portfolios, compared with $242,000 earned for the twelve months ended December 31, 2012, (iii) $44,000 earned for the twelve months ended December 31, 2013 from the two new Bosco V servicing contracts (an insignificant amount of servicing revenues were earned in the twelve months ended December 31, 2012), (iv) $502,000 earned for the twelve months ended December 31, 2013 from the new Bosco VI servicing contract (added in May 2012) compared to $96,000 for the same period last year, and (v) offset somewhat by a decrease of $84,000 from various other Bosco-entity servicing contracts for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. Servicing fees from all other unrelated third-party servicing clients decreased by approximately $83,000 during the twelve months ended December 31, 2013. See Note 10 to the Financial Statements.

Other income (principally rental income, due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $258,000, or 35%, to $483,000 during the twelve months ended December 31, 2013, from approximately $741,000 during the corresponding twelve months of 2012. This decrease was principally the result of the absence of due diligence fees in the twelve months ended December 31, 2013, compared with $272,000 for twelve months ended December 31, 2012, due to the Company exiting due diligence services business in the second quarter of 2012, and decreased property inspection visit revenue of $25,000. Also declining was revenue for the twelve months ended December 31, 2013 earned for management fees for services provided by the Company to the bankruptcy estate of its former parent, which amounted to $43,000, as compared to $81,000 during the same period last year. Partially offsetting these declines in revenue for the twelve months ended December 31, 2013 were increased revenues of (i) $20,000 for administrative fees from the Bosco entities, (ii) $23,000 received in other miscellaneous income, (iii) $13,000 received for a state tax refund, and (iv) $21,000 in rental income for the subleasing of leased office space and the rental of owned office space to third parties, which amounted to $363,000 for the twelve months ended December 31, 2013.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, and the bankruptcy estate of Franklin Holding reimburses the Company for services provided to and incurred for Franklin Holding. For the twelve months ended December 31, 2013, approximately $43,000 of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material.

Operating Expenses. Operating expenses decreased slightly by $18,000 to $13.3 million during the twelve months ended December 31, 2013 from $13.3 million during the same period in 2012. Included in Operating expenses during the twelve months ended December 31, 2013 was a settlement with the Legacy Client regarding a foreclosure matter for $150,000. Total operating expenses include collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses increased by $85,000, to $13.1 million during the twelve months ended December 31, 2013, from $13.0 million during the corresponding twelve-month period in 2012. Included in Collection, general and administrative expenses during the twelve months ended December 31, 2013 was a settlement with the Legacy Client regarding a foreclosure matter for $150,000. Excluding the settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000 during the twelve months ended December 31, 2013, Collection, general and administrative expenses would have declined by approximately $65,000. Salary and employee benefits expenses decreased by $433,000, or approximately 6%, to $7.2 million during the twelve months ended December 31, 2013, from the twelve months ended December 31, 2012.  The number of servicing employees decreased to 67 at December 31, 2013, from 71 employees at December 31, 2012. The Company had 88 employees at December 31, 2013, compared with 99 employees at December 31, 2012. Included in the reduction in salary expenses was a $238,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. Communications and technology costs increased by $54,000 during the twelve months ended December 31, 2013, from $893,000 during the corresponding period in 2012, while Facility costs increased by $38,000 during the twelve months ended December 31, 2013, from $1.9 million during the corresponding period in 2012. Professional fees increased by $440,000 during the twelve months ended December 31, 2013, to $1.3 million principally due to increases of (i) $159,000 for IT contractors utilized due to a reduction in IT staff and for special projects, (ii) $16,000 for audit services and $29,000 for tax consulting and review services, both due to the timing of the work as compared to the same period last year, (iii) $12,000 for the Company’s SSAE 16 review of servicing operations due to the timing of the 2012 review, (iv) $192,000 in outside legal fees, and (v) $64,000 for fees related to the Company’s filings as a new SEC filer following the emergence as a separate company through the voluntary prepackaged plan of bankruptcy reorganization of Franklin Holding, which included $64,000 for board of director fees. The increase in outside legal fees during the twelve months ended December 31, 2013 was the result principally of settlements of various lawsuits and related outside legal costs associated with the Company’s loan servicing operations. These increases in professional fees were somewhat offset by a decrease of $6,000 in recruitment placement fees and a decrease of $26,000 in due diligence fees incurred with third parties for providing diligence services for the Company’s clients (the Company exited the due diligence services business during the second quarter of 2012). All other expenses (Collection, general and administrative expenses) decreased by $15,000, or 1%, during the twelve months ended December 31, 2013, from the twelve months ended December 31, 2012. Included in All other expenses during the twelve months ended December 31, 2013 was an increase in collection expense of $164,000, which included a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000. There were no contract underwriter costs incurred during twelve months ended December 31, 2013, compared with $49,000 in the twelve months ended December 31, 2012 (the Company exited the due diligence services business during the second quarter of 2012). Various state and doing business taxes increased by $27,000 during 2013 to $77,000 for the twelve months ended December 31, 2013, in part due to the settlement in 2013 of a sales and use tax assessment in the amount of $16,000. Various other general and administrative expenses decreased by approximately $157,000 during the twelve months ended December 31, 2013, principally as a result of the Company’s cost reduction efforts.

Interest expense amounted to $30,000 for the twelve months ended December 31, 2013, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. Interest expense amounted to $15,000 during the twelve months ended December 31, 2012.

Depreciation expenses decreased by $118,000, or 39%, to $183,000 during the twelve months ended December 31, 2013, compared with the same twelve-month period of 2012. This decrease during the twelve months ended December 31, 2013 was principally due to fully depreciated assets during the past twelve months.

Pre-tax loss during the twelve months ended December 31, 2013 declined by $227,000 to a net loss of $2.9 million, from a pre-tax loss of $3.1 million during the twelve months ended December 31, 2013, for the reasons set forth above.

The Company did not record a tax provision during the twelve months ended December 31, 2013 or during the twelve months ended December 31, 2012. The Company recorded a state tax benefit of $49,000 during 2012, which was the result of a reversal of a prior period state tax provision that was determined to be no longer needed.

Liquidity and Capital Resources

General

As of December 31, 2013, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Licensing Credit Agreement, the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, secured by cash collateral of $7.5 million. At December 31, 2013, there was no debt outstanding under the revolving line and approximately $4.0 million of letters of credit issued under the letter of credit facility with the Bank. The Licensing Credit Agreement expires on March 31, 2015. See Note 8 to the Financial Statements.

Furthermore, additional liquidity is being provided by Mr. Axon under the terms of the Capitalization Agreement, effective September 30, 2013, to increase the net worth and liquidity of the Company. Under the terms of the Capitalization Agreement, Mr. Axon is required to contribute a minimum of $200,000 in non-refundable cash capital contributions monthly, which began on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon will receive one share of Preferred Stock of the Company, par value $0.001, for every $2 the Company receives in capital contributions made by Mr. Axon. The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon. Prior to the exercise of this option, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess the real estate, including the right to any rental income received from the real estate. See Note 13 to the Financial Statements.

Short-term Investments.  The Company’s investment policy is structured to provide the maximum level of liquidity possible in order to meet its working capital needs, while taking minimal credit risk. At December 31, 2013, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents the ability to obtain adequate funding to meet the Company’s financial obligations. The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties and cash capital contributions provided by Mr. Axon under the terms of the Capitalization Agreement, effective September 30, 2013. See Note 13 to the Financial Statements.

At December 31, 2013, the Company had restricted cash of $15.3 million compared with $15.4 million at December 31, 2012. Included in Restricted cash at December 31, 2013 and December 31, 2012 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $7.8 million and $7.9 million, respectively. Also, included in Restricted cash at both December 31, 2013 and December 31, 2012 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 8 to the Financial Statements.

Net cash used in operating activities was $884,000 during the twelve months ended December 31, 2013 compared to $2.9 million in net cash used during the twelve months ended December 31, 2012. The decrease in net cash used was principally due to (i) the Company’s charge-off of receivables during the twelve months ended December 31, 2012 (in the first six months of 2012) due from its former parent company, Franklin Holding, in the aggregate amount of approximately $880,000 for management fees and unreimbursed expenses, the collection of which was determined to be in doubt (the charge-off was recorded as Non-dividend distributions – other, recorded in Stockholders’ equity), (ii) an increase in Accrued expenses and other current liabilities in the amount of $2.0 million, and (iii) the decrease in the net loss during the twelve months ended December 31, 2013 in the amount of $178,000 compared to the twelve months ended December 31, 2012. The decrease in net cash used was somewhat offset by increases in Other assets and Receivables aggregating $188,000.

Net cash provided in investing activities was $366,000 during the twelve months ended December 31, 2013, compared to $817,000 of net cash used in the twelve months ended December 31, 2012. The increase in net cash provided in investing activities during the twelve months ended December 31, 2013 was due principally to the payment of $250,000 by Mr. Axon, for a portion of the Company’s then outstanding membership interest in Bosco VI and distributions received from the investment in Bosco VI in the amount of approximately $173,000. The net cash used in investing activities of $817,000 during the twelve months ended December 31, 2012 was due principally to the Company’s investment in Bosco VI in the amount of $1.5 million less the proceeds from sales of the Company’s investment in Bosco VI in the amount of $750,000. See Note 4 to the Financial Statements.

Net cash provided by financing activities during the twelve months ended December 31, 2013 was $1.2 million due to an aggregate $1.4 million in capital contributions made by Mr. Axon to the Company during 2013 under the terms of the Capitalization Agreement that became effective September 30, 2013 and $60,000 advanced to the Company for the payment of certain legal expenses incurred by the Company for seeking money judgments for related servicing clients, which were partially offset by a $162,000 increase in payments made on the note payable to the bankruptcy estate of Franklin Holding. The net cash used in financing activities of $342,000 during the twelve months ended December 31, 2012 was principally the result of the Company’s initial payment of $250,000 to the bankruptcy estate of Franklin Holding. See Notes 7 and 13 to the Financial Statements.

Borrowings

At December 31, 2013, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 8 to the Financial Statements.

Safe Harbor Statement

Statements contained herein and in Franklin’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). This information may involve known and unknown risks, uncertainties and other factors which may cause Franklin’s actual results, performance or achievements to be materially different from Franklin’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe Franklin’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Franklin’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) Franklin’s ability to profitably build upon its current servicing and collection business; (iii) Franklin’s relations with its lender; (iv) Franklin’s ability to obtain renewals of its credit agreement with its lender or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by Franklin on a fee-paying basis; (vi) changes in the statutes or regulations applicable to Franklin’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of Franklin’s regulatory compliance and regulatory audits and ability to satisfy regulatory net worth requirements; (viii) the risk that legal or regulatory proceedings could be brought against Franklin which could adversely affect its financial results; (ix) Franklin’s ability to adapt to and implement technological changes; (x) Franklin’s ability to attract and retain qualified employees; (xi) Franklin’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in Franklin’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) Franklin’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of Franklin’s common stock from its former parent company (referred to as “Franklin Holding”); (xv) ability to advance costs and expenses or pay defense costs associated with the servicing or collection of loans for third parties; and, (xvi) other risks that will be detailed from time to time in Franklin’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the caption “Risk Factors,” which the Company urges its investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Interest Rate Risk

As of December 31, 2013, the Company had no borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chairman and Principal Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

With the participation of the Principal Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2014, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2014, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2013, no equity securities have been issued to the Company’s management or its Directors. A maximum of 1.5 million shares of common stock are available for grants pursuant to awards under the Company’s Stock Incentive Plan. The maximum number of shares of common stock with respect to which any one employee of the Company, or an affiliate, may be granted awards during any one calendar year is 225,000 shares.

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2014, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2014, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2014, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of Form 10-K:

(1)	Financial Statements.

The financial statements required by Item 8 are included herein, beginning on page F-2 of this report.

(2)	Financial Statement Schedules.

The financial statement schedules required by Item 8 are included in the financial statements (or are either not applicable or not significant).

(3)	Exhibits.

Exhibit Number	Exhibit Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Franklin Credit Management Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

3.2	Amended and Restated Bylaws of Franklin Credit Management Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

3.3	Certificate of Designations of Series A Convertible Preferred Stock of Franklin Credit Management Corporation. Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013.

4.1(†)	Franklin Credit Management Corporation 2012 Stock Incentive Plan. Incorporated by reference to Registrant’s Registration Statement on Amendment No. 1 to Form 10, filed with the Commission on September 18, 2012, as amended.

4.2(†)	Form of Incentive Stock Option Agreement. Incorporated by reference to Registrant’s Registration Statement on Form S-8, filed with the Commission on October 16, 2012.

4.3(†)	Form of Nonqualified Stock Option Agreement. Incorporated by reference to Registrant’s Registration Statement on Form S-8, filed with the Commission on October 16, 2012.

10.1(†)	Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.2	Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.3	Franklin Credit Management Corporation 2012 Stock Incentive Plan. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.4	Loan Servicing Agreement, dated May 28, 2008, by and between Franklin Credit Management Corporation and Bosco Credit LLC (portions of this exhibit have been omitted and separately filed with the Commission, which granted a request for confidential treatment on September 28, 2008. Franklin Credit Management Corporation File No. 0-17771 CF#22552). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.5	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and Paul Colasono. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.6	First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.7	Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.8	Amended and Restated Security Agreement (Licensing), dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.9	Second Amendment to Loan Servicing Agreement, dated October 29, 2009, by and between Franklin Credit Management Corporation and Bosco Credit LLC (portions of this exhibit have been omitted and separately filed with the Commission, which granted a request for confidential treatment on December 7, 2009. Franklin Credit Holding Corporation File No. 000-17771 CF#24428). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.10	Amendment No. 1 to Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 26, 2010. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.11	Amendment No. 2 to the Amended and Restated Credit Agreement (Licensing), dated as of July 20, 2010, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank (as Administrative Agent and Issuing Bank) and an affiliate of the Bank, Huntington Finance, LLC as Lender and Risk Participant. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.12	Loan Servicing Agreement, entered into on July 20, 2010 but dated and effective July 1, 2010, (portions of this exhibit have been omitted and were separately filed with the Commission, which granted a request for confidential treatment on September 21, 2010. Franklin Credit Holding Corporation File No. 000-17771 CF#25434). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.13	Amendment No. 3 to the Amended and Restated Credit Agreement (Licensing), dated September 22, 2010, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.14	Release, Cancellation and Discharge of Limited Recourse Guaranty of Franklin Credit Management Corporation dated September 22, 2010. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.15	Loan Servicing Agreement, entered into on September 22, 2010, effective September 1, 2010 by and between Franklin Credit Management Corporation and Bosco Credit II, LLC (portions of this exhibit have been omitted and were separately filed with the Commission, which granted a request for confidential treatment on October 21, 2010. Franklin Credit Holding Corporation File No. 000-17771 CF#25772). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.16	Deferred Payment Agreement, dated September 22, 2010, by and among The Huntington National Bank, as Administrative Agent under the Legacy Credit Agreement, Franklin Credit Management Corporation and Thomas J. Axon. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.17	Limited Waiver, dated as of March 28, 2011, by and among The Huntington National Bank, as Administrative Agent, Franklin Credit Holding Corporation and Franklin Credit Management Corporation, under the Amended and Restated Credit Agreement (Licensing) dated as of March 31, 2009, as amended. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.18	Amendment No. 4 to the Amended and Restated Credit Agreement (Licensing), dated May 23, 2011, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.19	Amendment No. 5 to the Amended and Restated Credit Agreement (Licensing) entered into on June 4, 2012 by and among Franklin Credit Holding Corporation, Franklin Credit Management Corporation, The Huntington National Bank, and Huntington Finance LLC. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.20	Terms Agreement, dated February 8, 2012, by and between Franklin Credit Management Corporation and Bosco Credit II Trust Series 2010-1 (portions of this exhibit have been omitted and were separately filed with the Commission, which granted a request for confidential treatment on May 3, 2012. Franklin Credit Holding Corporation File No. 000-17771 CF#27896). Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.21	Loan Servicing Agreement, dated and made effective as of November 19, 2010, by and between Bosco Credit II Trust Series 2010-1 and Franklin Credit Management Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.22	Amendment No. 1 to the Lease, dated March 30, 2007, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.23	Amendment No. 2 to the Lease, dated May 23, 2007, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.24	Liquidation Manager Agreement between Franklin Credit Holding Corporation and Kevin Gildea. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.25	Promissory Note of Franklin Credit Management Corporation made payable to Franklin Credit Holding Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.26	Guaranty of Thomas J. Axon. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

10.27	Amendment No. 6 to the Amended and Restated Credit Agreement (Licensing) entered into on February 14, 2013 by and among the Registrant, The Huntington National Bank, and Huntington Finance LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 14, 2013.

10.28	Capital Contribution Agreement between Thomas J. Axon, individually, and the Registrant, dated October 11, 2013. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2013.

10.29	Amendment No. 3 to the Lease entered into on October 31, 2013 by and among the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013.

10.30*	Amendment No. 7 to the Amended and Restated Credit Agreement (Licensing) entered into on March 26, 2014 by and among the Registrant, The Huntington National Bank, and Huntington Finance LLC.

14.1	Code of Ethics. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.1	Disclosure Statement Soliciting Acceptances of Prepackaged Plan of Reorganization of Franklin Credit Holding Corporation. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.2	First Amended Prepackaged Plan of Reorganization of Franklin Credit Holding Corporation dated July 3, 2012 filed with the United States Bankruptcy Court for the District of New Jersey. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.3	United States Bankruptcy Court for the District of New Jersey’s Findings of Fact, Conclusions of Law and Order which in part confirmed and amended the First Amended Prepackaged Plan of Reorganization of Franklin Credit Holding Corporation entered on July 18, 2012. Incorporated by reference to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012, as amended.

99.4	Definitive Information Statement of Registrant, dated October 12, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2012.

99.5	Bosco Credit VI, LLC Membership Interests Purchase Agreement by and between the Registrant and Thomas J. Axon and Assignment, dated December 20, 2012. Incorporated by reference to Exhibit 99.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on March 28, 2013.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.
(†)	Management contracts or compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2014	FRANKLIN CREDIT MANAGEMENT CORPORATION

	By:	/s/ THOMAS J. AXON
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON
Thomas J. Axon	President and Chairman of the Board	March 31, 2014
(Principal Executive Officer)

/s/ KIMBERLEY SHAW
Kimberley Shaw	Senior Vice President and Chief Financial Officer	March 31, 2014
(Principal Financial Officer)

/s/ MICHAEL BERTASH
Michael Bertash	Director	March 31, 2014

/s/ FRANK EVANS
Frank Evans	Director	March 31, 2014

/s/ STEVEN LEFKOWITZ
Steven Lefkowitz	Director	March 31, 2014

/s/ ALLAN R. LYONS
Allan R. Lyons	Director	March 31, 2014

FRANKLIN CREDIT MANAGEMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Franklin Credit Management Corporation

We have audited the accompanying balance sheets of Franklin Credit Management Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Credit Management Corporation, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2014

FRANKLIN CREDIT MANAGEMENT CORPORATION

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012
Cash and cash equivalents	$1,305,580	$585,429
Restricted cash	15,313,955	15,442,254
Investment in Bosco VI	327,194	749,718
Receivables	2,434,947	2,287,849
Building, furniture and equipment, net	408,927	535,433
Other assets	713,385	672,951
Total assets	$20,503,988	$20,273,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$7,775,402	$7,918,763
Notes payable	854,783	1,016,583
Accrued expenses and other current liabilities	4,757,286	2,701,107
Total liabilities	13,387,471	11,636,453

Commitments and Contingencies:
Preferred stock, $.001 par value; authorized 3,000,000 shares; issued and outstanding 700,000 shares	1,400,000	—

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,403,736	8,403,736
Retained (deficit)/earnings	(2,787,579)	133,085
Total stockholders’ equity	5,716,517	8,637,181

Total liabilities and stockholders’ equity	$20,503,988	$20,273,634

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues:
Servicing income	$9,871,990	$9,398,427
Other income	483,112	741,347
Interest income	15,686	21,577
Total revenues	10,370,788	10,161,351

Operating Expenses:
Collection, general and administrative	13,065,667	12,980,331
Interest	30,132	14,707
Depreciation	183,403	301,734
Total expenses	13,279,202	13,296,772

Net loss before provision for income taxes	(2,908,414)	(3,135,421)
Income tax benefit	—	(48,552)
Net loss	(2,908,414)	(3,086,869)
Preferred stock dividend	12,250	—
Net loss attributable to common stockholders	$(2,920,664)	$(3,086,869)

Net loss per common share
Basic and diluted	$(0.29)	$(0.31)

Weighted average number of common shares Outstanding, basic and diluted	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Total
BALANCE, JANUARY 1, 2012	10,035,093	$100,360	$10,642,714	$3,219,954	$13,963,028

Net (loss)	—	—	—	(3,086,869)	(3,086,869)
Non-dividend distribution – note payable	—	—	(1,109,000)	—	(1,109,000)
Payment to bankruptcy estate	—	—	(250,000)	—	(250,000)
Non-dividend distributions – other	—	—	(879,978)	—	(879,978)

BALANCE, DECEMBER 31, 2012	10,035,993	100,360	8,403,736	133,085	8,637,181

Net (loss)	—	—	—	(2,908,414)	(2,908,414)
Preferred stock dividend	—	—	—	(12,250)	(12,250)

BALANCE, DECEMBER 31, 2013	10,035,993	$100,360	$8,403,736	$(2,787,579)	$5,716,517

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,908,414)	$(3,086,869)
Changes in operating activities:
Depreciation	183,403	301,734
Non-dividend distributions – other	—	(879,978)
Changes in operating assets and liabilities:
Decrease in restricted cash	128,299	3,596,980
Receivables	(147,098)	307,311
Other assets	(40,434)	52,883
Accrued expenses and other current liabilities	2,043,928	409,842
Servicing liabilities	(143,361)	(3,611,056)
Net cash used in operating activities	(883,677)	(2,909,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment/(recovery of investment) in Bosco VI joint venture	172,524	(1,499,718)
Proceeds from sales of Investment in Bosco VI joint venture	250,000	750,000
Purchase of equipment, furniture and fixtures	(56,896)	(67,294)
Net cash provided by/(used in) investing activities	365,628	(817,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(221,800)	(92,417)
Proceeds from issuance of preferred stock	1,400,000	—
Proceeds from issuance of note payable	60,000	—
Payment to the bankruptcy estate	—	(250,000)
Net cash provided by/(used in) financing activities	1,238,200	(342,417)

NET CHANGE IN CASH AND CASH EQUIVALENTS	720,151	(4,068,582)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	585,429	4,654,011
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,305,580	$585,429

SUPPLEMENTAL DISCLOSURE
Non-cash investing and financing activities:
Non-dividend distribution – note payable	$—	$1,109,000
Preferred stock dividend	$12,250	$—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	BASIS OF PRESENTATION AND BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”). References to “Bosco I” refer to Bosco Credit, LLC; references to “Bosco II” refer to Bosco Credit II, LLC; references to “Bosco III” refer to Bosco Credit III, LLC; references to “Bosco IV” refer to Bosco Credit IV, LLC; references to “Bosco V” refer to Bosco Credit V, LLC; and, references to “Bosco VI” refer to Bosco Credit VI, LLC.

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

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company, and at December 31, 2013, had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of the common stock and 100% of the preferred stock.

On October 11, 2013, the Company and Thomas J. Axon, its Chairman, President and majority stockholder (“Mr. Axon”) entered into a capital contribution agreement (the “Capitalization Agreement”), effective September 30, 2013, to increase the net worth and liquidity of the Company, including an attempt to address certain state regulatory capital requirements. The Capitalization Agreement was approved by the audit committee of the board of directors of the Company (the “Audit Committee”). The key terms of the Capitalization Agreement include the following:

•	As part of the Capitalization Agreement, Mr. Axon, on October 11, 2013, was issued 250,000 shares of non-transferrable restricted Series A convertible preferred stock, par value $0.001 (the “Preferred Stock”), of the Company in exchange for a $500,000 capital contribution he had made in May 2013, as a non-refundable cash capital contribution.

•	In addition to receiving the 250,000 shares of Preferred Stock for the initial capital contribution of $500,000, Mr. Axon will contribute a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month, beginning on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon will receive one share of Preferred Stock for every $2 the Company receives in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock has been authorized for issuance under the terms of the Capitalization Agreement.

•	The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York (the “Real Estate”), exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the “Option”). Prior to the exercise of the Option, which has no expiration date, Mr. Axon will not have any ownership rights in, and the Company shall retain the right to use and possess the Real Estate, including the right to any rental income received from the Real Estate.

•	The Company has the right, but not the obligation, to accelerate the Capitalization Agreement and to repurchase all or, at its election, a portion of the shares of Preferred Stock from Mr. Axon at the purchase price paid for such shares of Preferred Stock plus any accrued but unpaid dividends, in the event of any consolidation or merger of the Company into any other corporation or other entity or person. Mr. Axon, in lieu of the Company’s exercise of its right to purchase shares of Preferred Stock, will have within thirty (30) days of acceleration to exercise the Option to acquire the Real Estate.

•	Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by the Company’s board of directors or as otherwise provided under the Capitalization Agreement; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

The Capitalization Agreement contains customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed. As of December 31, 2013, Mr. Axon has been issued a total of 700,000 shares of Preferred Stock under the terms of the Capitalization Agreement. See Note 13.

Description of the Company’s Business

The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing, for third parties.

At December 31, 2013, the portfolio of residential mortgage loans serviced for other entities consisted of approximately 38,000 loans representing $1.91 billion of unpaid principal balance (“UPB”). Approximately 84% of the portfolio of residential mortgage loans (based on UPB) serviced for other entities consisted of second-lien loans.

At December 31, 2013 and 2012, approximately 29,950 and 32,100 loans, respectively, were serviced for the Bosco-related entities. The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 77% and 75%, respectively, of the unpaid principal balance (79% and 78%, respectively, of the number of loans) of the total unpaid principal balance of loans serviced at December 31, 2013 and 2012. Bosco II is the Company’s largest servicing client. See Notes 10 and 12.

In May 2013, the Company’s then sole significant unrelated party client (the “Legacy Client”) sold 575 loans with a UPB of approximately $58.1 million, which, since June 2010, had been serviced by the Company. The Legacy Client paid a $290,000 servicing termination fee to the Company, and the loans were transferred to the purchaser’s servicer, effective June 10, 2013.

On October 15, 2013, the Legacy Client also sold approximately 686 loans and real estate assets, with a UPB of approximately $142.0 million, serviced by the Company, to an unrelated institutional investor (the “New Client”). The Company entered into a servicing agreement with the New Client to continue to service the sold loans for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure. The New Client cannot terminate the servicing agreement for nine months unless for cause or if the New Client experiences an event of default under the interim financing agreement it put in place with its structuring agent in regard to the purchase of the loans and real estate assets. After nine months, the servicing agreement may be terminated by either party with three months written notice without penalty. In order for the Company to retain the servicing of the loans sold with the New Client and for the possible opportunity to obtain (i) additional loan servicing contracts with the New Client for loans included in this sale that are serviced by other entities, and (ii) additional loan servicing contracts from the Legacy Client for their remaining loans that are not serviced by the Company and not sold to other entities, with the approval of its Audit Committee, the Company agreed to waive a termination penalty with the Legacy Client. The termination penalty waived amounted to approximately $735,000. As of the date of this report, the Company has not obtained, and does not expect to obtain, additional loan servicing contracts from the Legacy Client.

Effective November 26, 2013, the Legacy Client sold an additional 40 loans, with a UPB of approximately $1.7 million to an unrelated third party. The sold loans were transferred to the purchaser’s servicer effective March 1, 2014. The Company recognized an $8,700 servicing termination fee from the client for the sale of these loans.

At December 31, 2013, exclusive of the loan sales mentioned above, the Company continued to service approximately 950 loans with a UPB of approximately $91.0 million for the Legacy Client.

See Note 18.

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

Net Loss Per Common Share – Basic net loss per common share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the year ended December 31, 2013 or 2012.

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

Restricted Cash – Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Huntington National Bank (the “Bank”) of $7.5 million, under a licensing credit agreement (the “Licensing Credit Agreement”) (secured by a first-priority lien) with Franklin and Franklin Holding and a credit agreement (secured by a second-priority lien) with subsidiaries of Franklin Holding (but not the Company or Franklin Holding) that matured on March 31, 2012. The rights and remedies of the Bank with respect to the cash collateral of $7.5 million as a result of that matured credit agreement are subject to a forbearance agreement until March 31, 2015.

Fair Value Measurements – Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2013 and 2012, the Company had no instruments that required fair value measurement, with the exception of Cash and cash equivalents and Restricted cash.

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

Revenue Recognition – The Company applies the revenue recognition principles set forth under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104 (“SAB 104”), which provides for revenue to be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, fees are fixed or determinable, and collectability is reasonably assured.

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

The methods and assumptions used by the Company in estimating the fair value of its financial instruments at December 31, 2013 and 2012 (Cash, Restricted cash, Investments in Bosco VI, Accrued interest receivable, Other receivables, Accounts payable and Accrued expenses) were the carrying values reported in the balance sheets, which represented reasonable estimates of fair value.

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

Included in Restricted cash at December 31, 2013 and 2012 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $7.8 million and $7.9 million, respectively. Also included in Restricted cash at both December 31, 2013 and 2012 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien). See Note 8.

4.	INVESTMENT IN BOSCO VI

At December 31, 2013, the Company had a $327,000 investment (a 9.21% investment interest) in Bosco VI, with Mr. Axon holding the remaining membership interest in Bosco VI.

In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Thomas J. Axon, the Chairman, President and majority stockholder of Franklin Credit, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate-lien loans with an unpaid principal balance of approximately $100.8 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until the Loan was paid off in January 2013, in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, Franklin’s servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. See Notes 10 and 12.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at December 31, 2013 was $228,000. The personal loan to Mr. Axon by the third-party lender remains outstanding. See Note 13.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s investment interest in Bosco VI for $750,000.

In January 2013, Bosco VI paid the Loan off in full. As a result, commencing in January 2013, the Company became entitled to its monthly servicing fees uncapped and the deferred servicing fees from future net cash collections on the loans serviced for Bosco VI. The Company also became entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its investment interest of 16.09%.

Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company’s investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% membership interest in Bosco VI. Following the investment interest purchase, the Company’s outstanding capital contribution was $500,000. See Note 12.

The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the twelve months ended December 31, 2013, the Company received distributions from Bosco VI totaling $173,000, which were recognized as reductions of the Company’s investment.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection services for the purchased pool. The Company’s services may be terminated only for cause. See Note 12.

5.	RECEIVABLES

Receivables at December 31, 2013 and 2012 consisted of:

	December 31, 2013	December 31, 2012
Third-party servicing fees and expenses	$515,116	$482,780
Due from affiliates	8,849	81,731
Servicing fees and expenses due from Bosco-related entities	904,905	723,338
Other receivables	1,006,077	1,000,000
	$2,434,947	$2,287,849

Due from affiliates at December 31, 2013 and December 31, 2012 consisted of management fees for administrative services provided to the bankruptcy estate of the Company’s former parent company and its former sister companies (collectively referred to as Franklin Holding). The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved. See Note 7.

Other receivables at December 31, 2013 and 2012 consisted principally of funds, as a source of indemnification for certain officers and directors of Franklin Holding (the former parent company of Franklin), held by a trustee for a trust, to provide designated individuals with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by Franklin, Franklin has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and Franklin’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan. Franklin has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, Franklin determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the Prepackaged Plan), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan.

6.	BUILDING, FURNITURE AND EQUIPMENT, NET

At December 31, 2013 and 2012, building, furniture and equipment, net consisted of the following:

	2013	2012
Building and improvements	$2,248,660	$2,240,514
Furniture and equipment	1,764,283	1,715,532
	4,012,943	3,956,046

Less accumulated depreciation	(3,604,016)	(3,420,613)
	$408,927	$535,433

Depreciation expenses amounted to approximately $183,000 and $302,000 for the years ended December 31, 2013 and 2012, respectively.

Included in Building and improvements were two properties owned by the Company, its commercial condominium office space in New York City (Unit 6) and a residential cooperative apartment unit in New York City with an aggregate net carrying value of $333,000.

In order to induce a third-party lender to make a loan to Mr. Axon for his investment in Bosco VI, the Company assigned to the third-party lender its rights to its office condominium premises in a condominium building located in downtown New York City (Unit 6) in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at December 31, 2013 was $228,000. See Note 4.

In addition, on October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, for the purpose of increasing the net worth and liquidity of the Company. The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in the Real Estate, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the Option). Prior to the exercise of the Option, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess the Real Estate, including the right to any rental income received from the Real Estate. See Note 13.

7.	NOTES PAYABLE

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

In August 2013, Mr. Axon advanced $60,000 on a non-interest basis, to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for certain servicing clients controlled by him. The Company and Mr. Axon entered into a promissory note whereby the note is payable to Mr. Axon only in the event that Mr. Axon exercises his irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties of the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the company has received a total of $4.1 million in cash capital contributions from Mr. Axon. See Notes 12 and 13.

At December 31, 2013, the Company had approximately $855,000 outstanding under these notes payable.

8.	FINANCING AGREEMENT

The Company has available credit under a credit facility with the Bank (the Licensing Credit Agreement), which includes a revolving loan facility of $1 million and a $6.5 million letter of credit facility, both of which are secured by cash collateral in the amount of $7.5 million. The Licensing Credit Agreement expires on March 31, 2015. In addition, the Bank has a second-priority lien granted by subsidiaries of Franklin Holding on the $7.5 million in cash collateral through a credit agreement with those entities that matured on March 31, 2012. The rights and remedies of the Bank with respect to the cash collateral of $7.5 million as a result of that matured credit agreement and the bankruptcy filing of Franklin Holding are subject to a forbearance agreement until March 31, 2015. See Note 18.

On March 26, 2014, the Company entered into a seventh amendment to its Licensing Credit Agreement with the Bank, which, pursuant to the terms thereof, extended the termination date of the Licensing Credit Agreement to March 31, 2015 and granted a forbearance, until March 31, 2015, from the exercise of rights and remedies with respect to cash pledged as collateral triggered by the failure of subsidiaries of its former parent company, Franklin Holding, not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding.

For the years ended December 31, 2013 and 2012, the Company earned interest income of approximately $16,000 and $22,000, respectively, on the cash collateral of $7.5 million.

At December 31, 2013 and 2012, the Company had no debt outstanding under the revolving line; and, at December 31, 2013, the Company had approximately $4.0 million of letters of credit issued under the letter of credit facility. Although the Company in 2013 proposed to the Bank finding a replacement facility with another lending institution that would accept a transfer and assignment of the Bank’s obligations and liabilities under the Licensing Credit Agreement in exchange for at least a portion of the collateral pledged thereunder, the Bank at that time did not indicate its agreement with such a proposal.

9.	INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current (benefit)/provision:
Federal	$—	$—
State and local	—	(48,552)
Total provision	$—	$(48,552)

Reconciliation between the expected Federal income tax expense using the federal statutory rate of 34% to the Company’s actual income tax expense and resulting tax rate for 2013 and 2012 is presented in the following table.

	2013		2012
	Amount	Rate	Amount	Rate
Tax determined by applying U.S. statutory rate to income	$(988,861)	34.0%	$(1,066,043)	34.0%
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(178,621)	6.14%	(210,847)	6.72%
Increase in valuation allowance	1,194,095	(41.06)%	1,400,018	(44.65)%
Basis adjustment
Change in tax estimate	—	—	(48,552)	1.55%
Other	(34,494)	1.19%	(138,289)	4.41%
Non-deductible expenses	7,881	(0.27)%	15,161	(0.48)%
	$—	—	$(48,552)	1.55%

During 2013 and 2012, the Company performed a reconciliation of its estimated income tax provision to income tax returns filed for 2012 and 2011, which resulted in the recording of the deferred tax asset and corresponding valuation allowance. The Company recorded a State tax benefit in the year 2012 of $48,552, which was the reversal of a prior period tax accrual that was determined to be no longer needed. The Company did not record a Federal tax provision in the years ended 2013 and 2012 due to net losses in both years. Because the Company had a net loss in the year ended December 31, 2013 and December 31, 2012, the Company did not owe any Federal income or state income tax for the years 2013 and 2012.

The Company records interest and penalties, if applicable, in Collection, general and administrative expense; interest and penalties recorded during the years ended December 31, 2013 and 2012 were not material. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be recorded.

The tax effects of temporary differences that gave rise to a deferred income tax asset at December 31, 2013 and 2012 are presented below:

	2013	2012
Accrued expenses	$—	$81,139
Net operating loss carryforwards	2,875,231	1,614,357
Fixed assets	661,886	635,695
Charitable contributions	37,937	49,768
Valuation allowance	(3,575,054)	(2,380,959)
Net deferred tax asset	$—	$—

The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal (consolidated with its parent company, Franklin Holding, until September 23, 2010), which remains subject to examination from and including the years 2010 to 2012 and New Jersey which remains subject to examination from and including the years 2009 to 2012. The Company is not under examination by any taxing authorities.

As of December 31, 2013, the Company had tax net operating loss carryforward with the state of New Jersey totaling approximately $6.9 million. As of December 31, 2013, the Company had a Federal tax net operating loss carryforward of approximately $7.2 million. The net operating loss carryforwards expire in various years beginning in 2019 through 2032.

10.	CERTAIN CONCENTRATIONS

Third-Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of December 31, 2013, were heavily concentrated with loans serviced for related parties. As of December 31, 2013, the Company had seven significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, two with unrelated third parties. At December 31, 2013, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At December 31, 2013 and 2012, the Company serviced and provided recovery collection services on a total population of approximately 29,950 loans and 32,100 loans, respectively (approximately 79% and 78% of the total loans serviced, respectively), with approximately $1.5 billion and $1.6 billion, respectively, of unpaid principal balance for the Bosco-related entities.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2013:

Location	December 31, 2013
California	24.92%
Florida	12.15%
New York	8.15%
Texas	5.01%
New Jersey	4.91%
Illinois	3.72%
Nevada	3.36%
Georgia	2.96%
Maryland	2.88%
Virginia	2.77%
All Others	29.17%
Total	100.00%

Financing – All of the Company’s available credit facility is with one financial institution, Huntington.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases – During 2005, the Company entered into two operating lease agreements for corporate office space: for space on the 25th floor (the “25th Floor Premises”) and two units on the 37th floor (the “37th Floor Premises”), which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued expenses (in the amount of $247,000 for each of the years 2013 and 2012), which is included in Accounts payable and accrued expenses on the Company’s balance sheets. The Company’s aggregate rent expenses for both 2013 and 2012 amounted to approximately $1,350,000.

On October 31, 2013, the Company entered into an amendment to its office lease with 101 Hudson Leasing Associates, which extended the lease of the 25th Floor Premises through December 31, 2019, at an annual base rate of: $1,168,377 for the year 2014 (a reduction of $2 per square foot based on 33,866 gross rentable square feet); $1,185,310 for 2015; $1,202,243 for 2016; $1,219,176 for 2017; $1,236,109 for 2018; and, $1,253,042 for 2019; and for other typical concessions over the term of the agreement and subject to certain conditions. The base rent is payable in monthly installments of $97,365 until December 31, 2014, $98,776 until December 31, 2015, $100,187 until December 31, 2016, $101,598 until December 31, 2017, $103,009 until December 31, 2018, and $104,420 until December 31, 2019. All other terms remain substantially unchanged.

The Company did not extend its leases for the 37th Floor Premises, but did receive a four-month credit for the monthly base rent for those premises.

The combined future minimum lease payments as of December 31, 2013 are as follows:

Year Ended	Amount
2014	$1,168,377
2015	1,185,310
2016	1,202,243
2017	1,219,176
2018	1,236,109
2019	1,253,042
$7,264,257

Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments of the Company’s office equipment as of December 31, 2013 are as follows:

Year Ended	Amount
2014	$9,049
$9,049

In April 2011, the Company, as lessor, subleased (rental income) a portion of its unused office space (6,856 square feet of the 37th Floor Premises) for a term that ended December 31, 2013, with a base rent of $158,000 annually, payable in monthly installments of $13,000.

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

Year Ended	Amount
2014	$244,624
2015	237,315
2016	230,036
2017	130,792
$842,767

Included in the above payments is interest of approximately $48,000 for the term of the promissory note. See Note 7.

Legal Actions – The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.

Deferred Payment Agreement with the Bank – In September 2010, a deferred payment agreement was entered into with the Bank (the “Deferred Payment Agreement”). Pursuant to the Deferred Payment Agreement, Franklin Credit will pay to the Bank 10% of the aggregate value of any monetizing transactions of Franklin Credit. Monetizing transactions include additional contributions to the capital of Franklin Credit, the sale of the Franklin Credit stock, dividends paid by Franklin Credit, and liquidating distributions of Franklin Credit (but not the Distribution by Franklin Holding of its ownership interests in Franklin Credit). The Deferred Payment Agreement is in effect until March 2019.

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, for the purpose of increasing the net worth and liquidity of the Company.  Under the terms of the Capitalization Agreement, Mr. Axon shall receive one share of Preferred Stock of the Company for every $2 the Company receives in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock has been reserved for issuance under the terms of the Capitalization Agreement. See Note 13.

As of December 31, 2013, Mr. Axon has made capital contributions aggregating $1.4 million and has been issued a total of 700,000 shares of Preferred Stock. (As of March 20, 2014, Mr. Axon has been issued a total of one million shares of Preferred Stock under the terms of the Agreement). See Note 13.

Bosco-Related Entities – At December 31, 2013, the Company’s specialty servicing and collection business serviced and provided recovery collection services and actively managed approximately 38,100 loans and real estate properties (with an unpaid principal balance of approximately $1.94 billion), including a total of approximately 29,950 first and second-lien loans for the Bosco-related entities, which are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder, as follows: approximately 1,760 home equity loans for Bosco I; approximately 23,060 subordinate-lien loans for Bosco II; approximately 500 first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III; and approximately 550 loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately three (3) real estate owned properties serviced for Bosco IV; approximately 2,400 non-performing subordinate lien loans serviced for Bosco V; and approximately 1,700 performing, subperforming and non-performing subordinate lien loans serviced for Bosco VI.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $6.8 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 68% and 64% of the total servicing revenues earned during the years ended December 31, 2013 and 2012, respectively.

Bosco I Servicing Agreement – On May 28, 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. Bosco I was organized by the Company, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. The Company’s servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended. Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit the Company to remain the servicer of the mortgage loans. The Bosco I servicing agreement also expired on May 28, 2011, but continues on a month-to-month basis.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $630,000 and $645,000 for the twelve months ended December 31, 2013 and 2012, respectively. On February 27, 2009, at the request of the Bosco I lenders, the Company adopted a revised fee structure, which was approved by the Company’s Audit Committee. The revised fee structure provided that, for the next 12 months, the Company’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I’s lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of the Company’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.

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

As of December 31, 2013, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.

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

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolios for the twelve months ended December 31, 2013 and 2012 of approximately $5.3 million and $4.9 million, respectively.

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

Included in the Company’s revenues for the twelve months ended December 31, 2013 and 2012 were servicing fees recognized from servicing the Bosco III portfolio of approximately $302,000 and $364,000, respectively.

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

Included in the Company’s revenues for the year ended December 31, 2013 and 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $8,000 and $14,000, respectively.

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

Included in the Company’s revenues for the year ended December 31, 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $44,000, compared to $1,000 included in the Company’s revenues for the twelve months ended December 31, 2012.

Bosco VI Servicing Agreement – In May 2012, the Company participated in a joint venture with Bosco VI that purchased a pool of approximately 1,850 performing, subperforming and non-performing subordinate lien loans, and entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. In accordance with the servicing agreement, during the time period during which the Bosco VI loan in the amount of $1.5 million remained outstanding (which was until January 2013), to the extent that the servicing fee otherwise paid for any month would be in excess of 10% of the net cash collected on the loans serviced for Bosco VI (such amount being the “Monthly Cap”), the excess was deferred, without the accrual of interest. The cumulative amounts deferred are to be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which the Bosco VI loan is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest). The Company’s services may be terminated only for cause. At inception, the owners of Bosco VI included Mr. Axon at an ownership percentage at 67.39% and the Company at 32.61%. The Company’s capital investment in Bosco VI at inception was $1,500,000.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s membership interests in Bosco VI for $750,000. Following the membership interest purchase, Mr. Axon held 83.91% of the membership interests of Bosco VI and the Company held 16.09% of the membership interests of Bosco VI. At December 31, 2013, the Company’s outstanding investment in Bosco VI was $327,000. At December 31, 2013, the Company’s outstanding membership interest in Bosco VI was $500,000. In January 2013, Bosco VI paid the loan off in full.

In order to invest in Bosco VI, Mr. Axon personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage the Company’s unit in a commercial condominium building located in downtown New York City (Unit 6) to the third-party lender for $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. At December 31, 2013, this loan was outstanding. The carrying value of Unit 6 at December 31, 2013 was $228,000. See Notes 4 and 13.

Included in the Company’s revenues for the twelve months ended December 31, 2013 and 2012 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $502,000 and $96,000. At December 31, 2013, the Company had a receivable for a final payment of deferred servicing fees from Bosco VI in the amount of $11,000, due to a provision in the Company’s servicing agreement with Bosco VI. The Company received the final payment from Bosco VI in January 2014. See Note 4.

Other Related Party Transactions with the Company’s Chairman – At December 31, 2013, the Company had an outstanding payable to an affiliate, RMTS, LLC, of approximately $67,000 for certain operating expenses that were paid by RMTS, LLC.

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

The Company entered into a collection services agreement, effective December 23, 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company. The collection fees earned by the Company under this collection services agreement during the twelve months ended December 31, 2013 and 2012 amounted to approximately $43,000 and $27,000, respectively.

On February 1, 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the twelve months ended December 31, 2013 and 2012 were not significant.

Mr. Axon is also a 3% minority limited partner investor with an unrelated servicing client through an entity controlled by Mr. Axon, Bosco Credit VII, LLC.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Credit Holding Corporation on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, that provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the year ending December 31, 2013 and 2012, approximately $43,000 and $81,000, respectively of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material.

13.	PREFERRED STOCK AND CAPITALIZATION AGREEMENT

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, for the purpose of increasing the net worth and liquidity of the Company. The Capitalization Agreement was approved by the Audit Committee. A summary of the key terms of the Capitalization Agreement include the following:

•	Mr. Axon, on October 11, 2013, was issued 250,000 shares of Preferred Stock in exchange for a $500,000 capital contribution he had made in May 2013, as a non-refundable cash contribution.

•	In addition to receiving the 250,000 shares of Series A Convertible preferred stock, par value $.001 per share (the Preferred Stock) for the initial capital contribution of $500,000, Mr. Axon will contribute a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month, beginning on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon shall receive one share of Preferred Stock for every $2 the Company receives in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock has been authorized for issuance under the terms of the Capitalization Agreement.

•	The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York (the Real Estate), exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the Option). Prior to the exercise of the Option, which has no expiration date, Mr. Axon will not have any ownership rights in, and the Company shall retain the right to use and possess the Real Estate, including the right to any rental income received from the Real Estate.

•	The Company has the right, but not the obligation, to accelerate the Capitalization Agreement and to repurchase all or, at its election, a portion of the shares of Preferred Stock from Mr. Axon at the purchase price paid for such shares of Preferred Stock plus any accrued but unpaid dividends, in the event of any consolidation or merger of the Company into any other corporation or other entity or person. Mr. Axon, in lieu of the Company’s exercise of its right to purchase shares of Preferred Stock, will have within thirty (30) days of acceleration to exercise the Option to acquire the Real Estate.

•	Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by the Company’s board of directors or as otherwise provided under the Capitalization Agreement; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

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

As part of the Agreement, Mr. Axon, on November 19, 2013 and December 19, 2013, made his required monthly minimum $200,000 cash capital contributions, and on December 19, 2013 made an additional cash capital contribution of $300,000, for a total cash capital contribution to the Company of $500,000, as payment for shares of Preferred Stock. Accordingly, Mr. Axon was issued an aggregate 350,000 shares of Preferred Stock at the price of two dollars ($2.00) per share, for the payments made on November 19, 2013 and December 19, 2013.

When combined with the prior issuances, Mr. Axon as of December 31, 2013 has been issued a total of 700,000 shares of Preferred Stock under the terms of the Agreement. At December 31, 2013, the Company has accrued $12,250 in cumulative dividends on the preferred stock pursuant to the capitalization agreement. The dividend is shown as a reduction to Retained earnings in Stockholders’ equity. See Note 17.

The cash flows received by the Company from servicing loans for third parties do not cover the costs of operating its business, and therefore, the Company is dependent on Mr. Axon’s capital contributions to fund its operating deficits.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted regulatory net worth of approximately $500,000. Further, the Federal Housing Administration (“FHA”) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an operating loss of $2.9 million and $3.1 million during the year ended December 31, 2013 and 2012, respectively, and a loss of $816,000 during the three months ended December 31, 2013. Such operating losses, if they continue, will continue to deplete net worth and result in noncompliance with the requirements to maintain certain licenses in a number of states.

At December 31, 2013, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois (which is $150,000), Massachusetts (which requires positive adjusted net worth), Michigan (which is $100,000), and New York State (which was $487,825 at December 31, 2013) and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At December 31, 2013, the Company’s adjusted net worth was negative $2,925,237.

By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”), which the Company submitted on June 13, 2013. The Plan proposes to address (i) the minimum level of adjusted net worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum adjusted net worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with regulatory net worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable regulatory net worth requirements in the aforementioned states. See Note 13.

The Plan proposed, in general terms and with a 90 day cure period, that during the duration of the Plan net worth, as defined under GAAP, would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the adjusted net worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and adjusted net worth, inclusive of collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock.

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

State regulators in Illinois, Michigan and Massachusetts were similarly notified of the deficiency in adjusted net worth. Although the adjusted net worth requirements are lower in those states, there can be no assurance that administrative action will not be taken by those states or that such states would find the Plan to be acceptable.

15.	DISTRIBUTIONS

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

During the quarters ended June 30 and March 31, 2012, the Company charged off receivables due from its former parent company, Franklin Holding, in the aggregate amount of approximately $676,000 and $204,000, respectively, for management fees earned for the quarters ended June 30 and March 31, 2012, the collection of which then was determined to be in doubt; and, the charge-offs were recorded as Non-dividend distributions – other, recorded in Stockholders’ equity.

16.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the twelve months ended December 31, 2013 and 2012. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation; Professional fees includes outside legal fees and other professional and consulting fees.

	2013	2012
Salaries and benefits expenses	$7,235,319	$7,668,173
Facility costs	1,920,158	1,882,046
Communication/technology costs	947,802	893,426
Professional fees	1,276,791	836,366
All other expenses	1,685,597	1,700,320
Total	$13,065,667	$12,980,331

17.	COMMON AND PREFERRED STOCK

Authorized but Unissued Shares – The Company’s authorized capital stock consists of 22,000,000 shares of common stock, par value $.01 per share (10,035,993 shares of which are outstanding as of December 31, 2013) and 3,000,000 shares of undesignated preferred stock, par value $.001 per share (700,000 shares of which are issued or outstanding as of December 31, 2013). Under the terms of the Company’s certificate of incorporation, its Board of Directors has the authority, often without further vote or action by the stockholders, to issue additional shares of common stock and shares of preferred stock in one or more series and to fix the designations, powers, preferences, rights, privileges and restrictions thereof, including the number of shares constituting such series, conversion rights, voting rights and dividend rates. At December 31, 2013, except for the Capitalization Agreement, there were no current agreements or understandings for the issuance of additional shares of common or preferred stock.

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

Preferred Stock – Pursuant to and under the terms of the Capitalization Agreement, Mr. Axon shall receive one share of non-transferrable restricted Series A Convertible preferred stock of the Company, par value $0.001 (the Preferred Stock), for every $2 the Company receives in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock has been reserved for issuance under the terms of the Agreement. The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the Option). Prior to the exercise of the Option, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess the real estate, including the right to any rental income received from the real estate. See Note 13.

As of December 31, 2013, a total of 700,000 shares of Preferred Stock authorized by the Company have been issued and are outstanding under the terms of the Capitalization Agreement with the Company and Mr. Axon. See Note 13.

Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by Franklin Credit’s board of directors or as otherwise provided under the Capitalization Agreement, in preference to any payment of any dividend on the common stock of the Company; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41. See Note 13.

Under the terms of the Company’s certificate of incorporation, the Company’s Board of Directors has the authority, without further vote or action by the stockholders, to issue shares of preferred stock in one or more series and to fix the designations, powers, preferences, rights, privileges and restrictions thereof, including the number of shares constituting such series, conversion rights, voting rights and dividend rates. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in the Company’s control without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock, including the loss of voting control to others. At December 31, 2013, except for the Capitalization Agreement, there were no current agreements or understandings for the issuance of preferred stock and the Board of Directors has no present intention to issue any other shares of preferred stock.

18.	SUBSEQUENT EVENTS

Capital Contributions – As of December 31, 2013, Mr. Axon has made capital contributions aggregating $1.4 million and has been issued a total of 700,000 shares of Preferred Stock under the Capitalization Agreement. Since then, the Company has issued an additional 300,000 shares of Preferred Stock to Mr. Axon at $2 per share. See Note 13.

Sale of a Portion of a Portfolio of Mortgage Loans Serviced by the Company – The Company’s first significant unrelated party client sold effective March 3, 2014 to a third-party purchaser (an unrelated institutional investor of loans and related assets) approximately 866 loans and real estate assets with a UPB of approximately $84.1 million, principally the remaining mortgage portfolio currently serviced on its behalf by the Company. The sold loans are anticipated to be transferred to the purchaser’s servicer no earlier than March 31, 2014. The Company recognized approximately $421,000 for a servicing termination fee received from the unrelated party client for the sale of these loans.

Extension of Licensing Credit Agreement – On March 26, 2014, the Company entered into a seventh amendment to its credit facility with The Huntington National Bank (the Bank) and Huntington Finance, LLC (the Licensing Credit Agreement), which, pursuant to the terms thereof, extended the termination date of the Licensing Credit Agreement to March 31, 2015 and granted a forbearance, until March 31, 2015, from the exercise of rights and remedies with respect to cash pledged as collateral triggered by the failure of subsidiaries of its former parent company, Franklin Holding, not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding.

The Company has evaluated subsequent events through the date of the issuance of these Financial Statements.

