Form 10-Q
period 2014-03-31
Franklin Credit Management Corp
filed 2014-05-15
CIK 1555458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 8, 2014: 10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION

BALANCE SHEETS

MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS	March 31, 2014	December 31, 2013
Cash and cash equivalents	$1,099,344	$1,305,580
Restricted cash	14,176,656	15,313,955
Investment in Bosco VI	293,186	327,194
Receivables	2,279,771	2,434,947
Building, furniture and equipment, net	388,884	408,927
Other assets	520,442	713,385
Total assets	$18,758,283	$20,503,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$6,634,406	$7,775,402
Notes payable	799,333	854,783
Accrued expenses and other current liabilities	3,892,421	4,757,286
Total liabilities	11,326,160	13,387,471

Commitments and contingencies

Preferred stock – temporary equity
3,000,000 authorized shares; issued and outstanding:
1,000,000 at March 31, 2014 and 700,000 at December 31, 2013	2,000,000	1,400,000

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid in capital	8,403,736	8,403,736
Retained deficit	(3,071,973)	(2,787,579)
Total stockholders’ equity	5,432,123	5,716,517

Total liabilities and stockholders’ equity	$18,758,283	$20,503,988

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
Revenues:
Servicing income	$2,430,307	$2,385,750
Other income	423,373	121,035
Interest income	3,698	4,336
Total revenues	2,857,378	2,511,121

Operating Expenses:
Collection, general and administrative	3,087,422	3,449,251
Depreciation	20,043	74,182
Interest – former parent company	6,307	8,110
Total expenses	3,113,772	3,531,543

Net loss before provision for income taxes	(256,394)	(1,020,422)
Provision for income taxes	—	—
Net loss	(256,394)	(1,020,422)
Preferred stock dividend	28,000	—
Net loss attributable to common stockholders	$(284,394)	$(1,020,422)

Net loss per common share
Basic and diluted	$(0.03)	$(0.10)

Weighted average number of shares
Outstanding, basic and diluted	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, JANUARY 1, 2014	10,035,993	$100,360	$8,403,736	$(2,787,579)	$5,716,517

Preferred stock dividend	—	—	—	(28,000)	(28,000)
Net loss	—	—	—	(256,394)	(256,394)

BALANCE, MARCH 31, 2014	10,035,993	$100,360	$8,403,736	$(3,071,973)	$5,432,123

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,394)	$(1,020,422)
Changes in operating activities:
Depreciation	20,043	74,182
Changes in operating assets and liabilities:
Restricted cash	1,137,299	(990,040)
Receivables	155,176	(6,370)
Other assets	192,943	109,191
Accrued expenses and other current liabilities	(892,865)	540,997
Servicing liabilities	(1,140,996)	986,329
Net cash used in operating activities	(784,794)	(306,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in Bosco VI joint venture	—	250,000
Recovery of investment in Bosco VI joint venture	34,008	46,507
Purchase of equipment, furniture and fixtures	—	(3,433)
Net cash provided by investing activities	34,008	293,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	600,000	—
Principal payments on notes payable	(55,450)	(55,450)
Net cash provided by/(used in) financing activities	544,550	(55,450)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(206,236)	(68,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,305,580	585,429
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,099,344	$516,920

SUPPLEMENTAL DISCLOSURE:
Non-cash investing and financing activities:
Preferred stock dividend	$28,000	$—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

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

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company and, at March 31, 2014, had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of Franklin Credit’s common stock. See Note 10.

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

Capital Contribution

On October 11, 2013, the Company and Thomas J. Axon, its Chairman, President and majority stockholder (“Mr. Axon”) entered into a capital contribution agreement (the “Capitalization Agreement”), effective September 30, 2013, to increase the net worth and liquidity of the Company, including an attempt to address certain state regulatory capital requirements. The Capitalization Agreement was approved by the audit committee of the board of directors of the Company (the “Audit Committee”). The key terms of the Capitalization Agreement include the following:

•	Mr. Axon shall contribute a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon shall receive one share of non-transferrable restricted Series A convertible preferred stock, par value $0.001 (the “Preferred Stock”) of the Company for every $2 the Company receives in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock has been reserved for issuance under the terms of the Capitalization Agreement.

•	The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York (the “Real Estate”), exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the “Option”). Prior to the exercise of the Option, which has no expiration date, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess, the Real Estate, including the right to any rental income received from the Real Estate.

•	Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by the Company’s board of directors or as otherwise provided under the Capitalization Agreement, in preference to any payment of any dividend on the common stock of the Company; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

•	The Company has the right, but not the obligation, to accelerate the Capitalization Agreement and to repurchase all or, at its election, a portion of the shares of Preferred Stock from Mr. Axon at the purchase price paid for such shares of Preferred Stock plus any accrued but unpaid dividends, in the event of any consolidation or merger of the Company into any other corporation or other entity or person. Mr. Axon, in lieu of the Company’s exercise of its right to purchase shares of Preferred Stock, will have within thirty (30) days of acceleration to exercise the Option to acquire the Real Estate.

The Capitalization Agreement contains customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed. As of March 31, 2014, Mr. Axon had made capital contributions aggregating $2.0 million and had been issued a total of 1,000,000 shares of Preferred Stock. See Note 11.

Extension of Licensing Credit Agreement

On March 26, 2014, the Company entered into a seventh amendment to its credit facility with The Huntington National Bank (the “Bank”) and Huntington Finance, LLC (the “Licensing Credit Agreement”), which, pursuant to the terms thereof, extended the termination date of the Licensing Credit Agreement to March 31, 2015 and granted a forbearance, until March 31, 2015, from the exercise of rights and remedies with respect to cash pledged as collateral triggered by the failure of subsidiaries of its former parent company, Franklin Credit Holding Corporation (“Franklin Holding”), not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding. See Note 7.

The Company’s Business – Loan Servicing and Collection Operations

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties. The Company’s servicing operations, including specialized loan recovery and collection servicing, maintain a call center staffed by professionals and is skilled in customer service, collections, loss mitigation, foreclosure, bankruptcy, real estate property management/disposition, deficiency recovery and judgment processing, and on-site visits to the borrower’s property. In addition, the Company voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s Home Affordable Modification Program (“HAMP”) for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac.

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

At March 31, 2014, the Company’s specialty servicing and collection business consisted of 71 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 37,600 loans and real estate properties (with an unpaid principal balance of approximately $1.90 billion), including a total of approximately 29,530 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,730 home equity loans for Bosco I; approximately 22,715 subordinate-lien loans for Bosco II; approximately 480 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 550 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant; 2,365 non-performing subordinate-lien loans serviced for Bosco V; and, approximately 1,690 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI. See Note 10.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 59% and 70% of the total servicing revenues earned during the three months ended March 31, 2014 and 2013, respectively. See Note 10.

Sale of a Portfolio of Mortgage Loans Serviced by the Company

Effective March 3, 2014, the Company’s first significant unrelated party client (the “Legacy Client”) sold to a third-party purchaser (an unrelated institutional investor of loans and related assets) approximately 866 loans and real estate assets with an unpaid principal balance (“UPB”) of approximately $84.1 million, which is substantially all of the remaining pool of mortgage loans that have been serviced by the Company, since June 2010, for this client. The sold loans and real estate assets were transferred to the purchaser’s servicer on April 1, 2014. The Company recognized a servicing termination fee of approximately $421,000 from the unrelated party client for the sale of these loans. On March 31, 2014, the Company’s Legacy Client sold approximately 27 loans with a UPB of approximately $1.0 million to the same third-party purchaser, leaving only 7 remaining assets to be serviced by the Company for the Legacy Client on its behalf. The Company recognized a servicing termination fee of approximately $5,000 from the Legacy Client for the sale of these loans.

Previously, on October 15, 2013, the Legacy Client had sold approximately 686 loans and real estate assets, with a UPB of approximately $142.0 million, serviced by the Company, to an unrelated institutional investor (the “New Client”). However, with respect to that particular portfolio of loans and real estate, the Company was able to enter into a servicing agreement to continue to service that portfolio on behalf of the New Client, for a minimum period of nine months at principally the same fee structure as was with the Legacy Client. The Company continues to service that portfolio on behalf of the New Client.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted regulatory net worth of approximately $500,000. Further, the Federal Housing Administration (“FHA”) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in New York and certain other states (and for FHA and Ginnie Mae), the net worth calculation may not include recourse on any contingent liabilities or assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under the Licensing Credit Agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to retain or attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2013 of $2.9 million, and during the most recent quarter ended March 31, 2014, the Company had an operating loss of $256,000. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of states. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations.”

At March 31, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois (which is $150,000), Massachusetts (which requires positive adjusted net worth), Michigan (which is $100,000), and New York State (which was $486,197 at March 31, 2014) and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At March 31, 2014, the Company’s adjusted net worth for regulatory purposes was negative $3.1 million.

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable regulatory net worth requirements in the aforementioned states. The Plan proposed, in general terms and with a 90 day cure period, that during the duration of the Plan, net worth, as defined under accounting principles generally accepted in the United States of America (“GAAP”), would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the adjusted net worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and adjusted net worth, inclusive of collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock. The Company, at March 31, 2014, was in compliance with the Plan. See Note 12.

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

See Notes 11 and 12.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, these unaudited financial statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods. These unaudited financial statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 31, 2014 with the Securities and Exchange Commission for the year ended December 31, 2013.

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

Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the three months ended March 31, 2014 and 2013.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would be expected to have a material impact on the Company’s financial position or results of operations.

3.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to the Bank. Included in Restricted cash at March 31, 2014 and December 31, 2013 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $6.6 million and $7.8 million, respectively. Included in Restricted cash at both March 31, 2014 and December 31, 2013 was pledged cash to the Bank of $7.5 million, pledged under the Licensing Credit Agreement (secured by a first-priority lien). See Note 7.

4.	INVESTMENT IN BOSCO VI

At March 31, 2014, the Company had a $293,000 investment (a 9.20% investment interest) in Bosco VI, with Mr. Axon holding the remaining investment interest in Bosco VI.

In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Mr. Axon, which purchased a pool of approximately 1,900 performing, subperforming and non-performing subordinate-lien loans with an unpaid principal balance of approximately $100.8 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the “Loan”) with a third-party lender in the amount of $1,500,000. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until it was paid off in January 2013, in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. See Note 10.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”), in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at March 31, 2014 was $224,000. The personal loan to Mr. Axon by the third-party lender remains outstanding.

Effective December 20, 2012, Mr. Axon purchased 50% of the Company’s investment interest in Bosco VI for $750,000.

In January 2013, Bosco VI paid the Loan off in full. As a result, commencing in January 2013, the Company became entitled to its monthly servicing fees uncapped and the deferred servicing fees from future net cash collections on the loans serviced for Bosco VI. The Company also became entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its percentage investment interest.

Effective March 11, 2013, Mr. Axon purchased $250,000 of the Company’s investment in Bosco VI, and effective March 11, 2013, Mr. Axon continued to hold 83.91% of the membership interests of Bosco VI and the Company continued to hold a 16.09% membership interest in Bosco VI. Following the investment interest purchase, the Company’s outstanding cash capital contribution was $500,000.

The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the three months ended March 31, 2014, the Company received distributions from Bosco VI totaling $34,000, which were recognized as reductions of the Company’s investment. At March 31, 2014, the Company’s outstanding investment in Bosco VI was approximately $293,000, representing approximately a 9.20% investment interest.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. The Company’s services may be terminated only for cause. See Note 10.

5.	RECEIVABLES

Receivables at March 31, 2014 and December 31, 2013 consisted of:

	March 31, 2014	December 31, 2013
Third-party servicing fees and expenses	$480,353	$515,116
Servicing fees and expenses due from Bosco-related entities	774,310	904,905
Other receivables	1,008,095	1,006,077
Due from affiliates	17,013	8,849
	$2,279,771	$2,434,947

Due from affiliates at March 31, 2014 and December 31, 2013 consisted of management fees for administrative services provided to the bankruptcy estate of the Company’s former parent company and its former sister companies (collectively referred to as Franklin Holding). The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved. See Note 6.

Other receivables at both March 31, 2014 and at December 31, 2013 consisted principally of funds held by a trustee, as a source of indemnification for certain officers and directors of Franklin Holding, for a trust, to provide specifically designated executive officers and directors with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by the Company, the Company has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and the Company’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan. The Company has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, the Company determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the “Prepackaged Plan”), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan. See Notes 10 and 11.

6.	NOTES PAYABLE

As consideration for the distribution on August 10, 2012 of all of the common shares of the Company held by its former parent company, Franklin Holding, and as required under Franklin Holding’s Prepackaged Plan, (i) on August 2, 2012, the Company executed a promissory note in the amount of $1,109,000 payable in monthly installments over a period of five years at an interest rate of 3.25% per annum (the “Note”), which is guaranteed by Thomas J. Axon, the Chairman and President of Franklin Credit, and (ii) on August 10, 2012, the Company made a cash payment of $250,000 (the “Cash Payment”) to the bankruptcy estate of Franklin Holding. The Note and Cash Payment (the aggregate amount of which represents the market value as determined by an independent third-party valuation firm) are to be used to pay the expenses, allowed administrative claims, and other additional costs of winding down Franklin Holding and its bankruptcy estate under the terms of Franklin Holding’s Prepackaged Plan.

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

During the three months ended March 31, 2014, the Company paid the bankruptcy estate of Franklin Holding approximately $62,000, which included interest of approximately $6,000, in accordance with the terms of the Note. During the three months ended March 31, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $64,000 which included interest of approximately $8,000 in accordance with the terms of the Note.

At March 31, 2014 and December 31, 2013, the Company had approximately $739,000 and $795,000, respectively, outstanding under this note payable.

In August 2013, Mr. Axon advanced $60,000 on a non-interest basis, to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients. The Company and Mr. Axon entered into a promissory note whereby the note is payable to Mr. Axon only in the event that Mr. Axon exercises his irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties of the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon. At both March 31, 2014 and December 31, 2013, the Company had $60,000 outstanding under this note payable.

7.	FINANCING AGREEMENT

The Company has available credit under a credit facility with the Bank (the Licensing Credit Agreement), which includes a revolving loan facility of $1 million and a $6.5 million letter of credit facility, both of which are secured by cash collateral in the amount of $7.5 million. On March 26, 2014, the Company entered into a seventh amendment to its Licensing Credit Agreement with the Bank. The Licensing Credit Agreement, as amended, expires on March 31, 2015. In addition, the Bank has a second-priority lien granted by subsidiaries of Franklin Holding on the $7.5 million in cash collateral through a credit agreement with those entities that matured on March 31, 2012. The rights and remedies of the Bank with respect to the cash collateral of $7.5 million as a result of that matured credit agreement and the bankruptcy filing of Franklin Holding are subject to a forbearance agreement until March 31, 2015.

For the three months ended March 31, 2014 and 2013, the Company earned interest income of approximately $3,700 and $4,300, respectively, on the cash collateral of $7.5 million.

At March 31, 2014, the Company had no debt outstanding under the revolving line; and, at March 31, 2014, the Company had approximately $4.0 million of undrawn letters of credit issued under the letter of credit facility. Although the Company has proposed to the Bank finding a replacement facility with another lending institution that would accept a transfer and assignment of the Bank’s obligations and liabilities under the Licensing Credit Agreement in exchange for at least a portion of the collateral pledged thereunder, the Bank has not indicated its agreement with such a proposal.

8.	INCOME TAXES

The Company does not have any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal (consolidated with its parent company, Franklin Holding, until September 23, 2010), which remains subject to examination from and including the years 2009 to 2012, and New Jersey which remains subject to examination from and including the years 2009 to 2012. The Company is currently not under any income tax examination by any taxing authorities.

As of March 31, 2014 and December 31, 2013, the Company had tax net operating loss carryforwards with the state of New Jersey totaling approximately $7.2 million and $6.9 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had Federal tax net operating loss carryforwards totaling approximately $7.5 million and $7.2 million, respectively. The net operating loss carryforwards expire in various years beginning in 2019 through 2032.

9.	CERTAIN CONCENTRATIONS

Third-Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of March 31, 2014, were heavily concentrated with loans serviced for related parties. As of March 31, 2014, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At March 31, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At March 31, 2014 and December 31, 2013, the Company serviced and provided recovery collection services on a total population of approximately 29,530 loans and 29,950 loans, respectively (approximately 79% of the total loans serviced for both periods), with approximately $1.47 billion and $1.5 billion, respectively, of unpaid principal balance for the Bosco-related entities. Bosco II is the Company’s largest servicing client.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for third-party entities at March 31, 2014:

Location	March 31, 2014
California	25.03%
Florida	12.06%
New York	8.26%
Texas	5.05%
New Jersey	4.78%
Illinois	3.73%
Nevada	3.38%
Georgia	2.93%
Maryland	2.88%
Virginia	2.77%
All Others	29.13%
100.00%

Financing – The Company’s available credit facility is with one financial institution, The Huntington National Bank (the Bank).

10.	RELATED PARTY TRANSACTIONS

Ownership of the Company – There are 10,035,993 shares of issued and outstanding common stock of the Company. On August 10, 2012, 8,028,795 shares of Franklin Credit common stock were distributed to shareholders of its former parent company, Franklin Holding, pursuant to Franklin Holding’s confirmed and effective plan of bankruptcy reorganization (the Prepackaged Plan) and Mr. Axon retained his direct investment of 2,007,198 shares of common stock of Franklin Credit. As Mr. Axon was also a shareholder of Franklin Holding, following the distribution, Mr. Axon now holds 5,636,139 shares of the common stock of the Company, which represents approximately 56% of the outstanding shares of the Company’s common stock.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. In exchange for the capital contributions, Mr. Axon will receive one share of Preferred Stock for every $2 the Company receives in capital contributions made by Mr. Axon, for which an aggregate of 2,050,000 shares of Preferred Stock has been reserved for issuance under the terms of the Capitalization Agreement. See Note 11.

As of March 31, 2014, Mr. Axon has made capital contributions aggregating $2.0 million and has been issued a total of 1,000,000 shares of Preferred Stock. (As of April 18, 2014, Mr. Axon has made capital contributions aggregating $2.2 million and been issued a total of 1,100,000 shares of Preferred Stock under the terms of the Capitalization Agreement). See Note 11.

Bosco-Related Entities – At March 31, 2014, the Company’s specialty servicing and collection business serviced, provided recovery collection services and actively managed approximately 29,530 first and second-lien loans for the Bosco entities, which are related-party entities of the Company (the Bosco entities are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder), as follows: approximately 1,730 home equity loans for Bosco I; approximately 22,715 subordinate-lien loans for Bosco II; approximately 480 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 550 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately three (3) real estate owned properties serviced for Bosco IV; approximately 2,365 non-performing subordinate-lien loans serviced for Bosco V; and, approximately 1,690 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI. In general, servicing fees for first-lien and second-lien loans and certain loans based on loan level delinquency or status in bankruptcy or foreclosure are assessed on a per unit fee basis or a percentage of monthly collections for loans based on the stage of delinquency or for settlements, property dispositions and other collections; servicing fees for delinquent subordinate-lien residential mortgage loans are assessed based on a percentage of monthly collections; and the Company is entitled to reimbursement of certain third-party fees and expenses incurred in the servicing and collection of the loans.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 59% and 70% of the total servicing revenues earned during the three months ended March 31, 2014 and 2013, respectively. Excluding from total servicing revenues the servicing termination penalties received from the Company’s Legacy Client in March 2014, the servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 72% of the total servicing revenues earned during the three months ended March 31, 2014.

Bosco I Servicing Agreement – In May 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately 2,740 residential home equity line of credit mortgage loans aggregating approximately $245 million. Bosco I was organized by the Company, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. The Company’s servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended. Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit the Company to remain the servicer of the mortgage loans. The Bosco I servicing agreement also expired on May 28, 2011; however, the Company continues to service the Bosco I loans on a month-to-month basis.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $150,000 for both the three months ended March 31, 2014 and 2013.

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

Under the terms of the Bosco Amendment, the Company is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco I (such amount being the “Monthly Cap”), the excess is deferred, without the accrual of interest. The cumulative amounts deferred shall be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Notes”) payable by Bosco I to the lenders, which were entered into to finance the purchase of and are secured by the loans serviced by the Company, is repaid, refinanced, released, accelerated, or the amounts owing there under increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Notes, the lenders’ right to payment under such Notes shall be prior in right to the Company’s rights to such deferred fees.

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

As of March 31, 2014, no deferred servicing fees per the Bosco I amendments have been accrued.

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

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio of approximately $1.1 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,800 first and subordinate-lien loans that are principally in bankruptcy, foreclosure or charge-off statuses, of which substantially fewer loans are actively serviced by the Company. Pursuant to the Bosco III servicing agreement, the Company services the loans subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry. The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on thirty days prior written notice. From time to time, reimbursement of third-party expenses advanced by the Company as servicer in the normal course of servicing the Bosco III portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses. When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

The Company also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III. The Company’s servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company’s revenues for the three months ended March 31, 2014 and 2013 were servicing fees recognized from servicing the Bosco III portfolio of approximately $59,000 and $56,000, respectively.

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

Included in the Company’s revenues for the three months ended March 31, 2014 and 2013 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $1,000 and $4,000, respectively.

Bosco V Servicing Agreement – In April 2012, the Company entered into a servicing agreement with a trust for Bosco V to service and collect on approximately 1,900 non-performing subordinate-lien loans purchased by Bosco V. The sole member of Bosco V is Mr. Axon. The Company’s services may be terminated with respect to some or all of the assets without cause and without penalty on thirty days’ prior written notice.

In October 2012, the Company entered into a terms agreement with the trust for Bosco V to service an additional pool of approximately 900 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections. The Company’s services may be terminated with respect to some or all of these assets without cause and without penalty on thirty days’ prior written notice. The terms agreement was ratified by the Company’s Audit Committee.

At March 31, 2014, the Company serviced a total of approximately 2,365 loans for Bosco V.

Included in the Company’s revenues for the three months ended March 31, 2014 and 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $2,000 and $7,000, respectively.

Bosco VI Servicing Agreement – In May 2012, Franklin Credit participated in a joint venture (Bosco VI) with Mr. Axon, which purchased a pool of approximately 1,850 performing, subperforming and non-performing subordinate-lien loans with an unpaid principal balance of approximately $100.7 million. The pool was purchased by Bosco VI for $6,930,000. The owners of Bosco VI include Mr. Axon at an initial ownership percentage at 67.39% and the Company at 32.61%. The Company’s initial capital investment in Bosco VI was $1,500,000, which the Company contributed in cash. Bosco VI entered into a term loan (the Loan) with a third-party lender in the amount of $1,500,000. All net cash collected from the servicing of the loan pool, after servicing fees and other expenses, was applied to pay interest and principal on the Loan, until it was paid off in January 2013, in accordance with the Loan agreement. As a result, Bosco VI did not receive any return on its investment from the cash collected from the pool of loans until after the Loan was paid off in January 2013, and, prior to then, its servicing fee was limited in accordance with the Loan agreement, with the unpaid servicing fees deferred. See Note 4.

The foregoing was ratified by the Company’s Audit Committee.

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City, in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at March 31, 2014 was $224,000. The personal loan to Mr. Axon by the third-party lender is outstanding.

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

In January 2013, Bosco VI paid the Loan off in full. As a result, commencing in January 2013, the Company became entitled to its monthly servicing fees uncapped and the deferred servicing fees from future net cash collections on the loans serviced for Bosco VI. The Company also became entitled to distributions made by Bosco VI to its members commencing in January 2013 based on its investment interest. See Note 4.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten-month period. At March 31, 2014, the balance of deferred and unpaid servicing fees had been paid in full. The Company’s services may be terminated only for cause. See Note 4.

Included in the Company’s revenues for the three months ended March 31, 2014 and 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $108,000 and $139,000.

Other Related Party Transactions with the Company’s Chairman – At March 31, 2014, the Company had an outstanding payable to an affiliate, RMTS, LLC, of approximately $63,000 for certain business expenses that were paid by RMTS, LLC.

In August 2013, Mr. Axon advanced $60,000 to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients. See Note 6.

The Company entered into a collection services agreement, effective in December 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses advanced by the Company as servicer in the normal course of servicing the loans in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three months ended March 31, 2014 and 2013 amounted to approximately $33,000 and $10,000, respectively.

In February 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during both the three months ended March 31, 2014 and 2013 were not significant.

Mr. Axon is also a 3% minority limited partner investor with an unrelated servicing client through an entity controlled by Mr. Axon, Bosco Credit VII, LLC.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, the Company’s former parent company, on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended March 31, 2014 and 2013, approximately $8,000 and $16,000, respectively, of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material. See Note 6.

11.	PREFERRED STOCK AND CAPITALIZATION AGREEMENT

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, for the purpose of increasing the net worth and liquidity of the Company, including an attempt to address certain state regulatory capital requirements. The Capitalization Agreement was approved by the Audit Committee. A summary of the key terms of the Capitalization Agreement include the following:

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

As part of the Capitalization Agreement, Mr. Axon, in November and December 2013, made his required monthly minimum $200,000 cash capital contributions, and on December 19, 2013 made an additional cash capital contribution of $300,000, for a total cash capital contribution to the Company of $500,000, as payment for shares of Preferred Stock. Accordingly, Mr. Axon was issued an aggregate 350,000 shares of Preferred Stock at the price of two dollars ($2.00) per share, for the payments made in November and December 2013. During the three months ended March 31, 2014, Mr. Axon made his required monthly minimum $200,000 cash capital contributions, for a total of $600,000 and the Company has issued an additional 300,000 shares of Preferred Stock to Mr. Axon at $2 per share.

Mr. Axon as of March 31, 2014 has contributed a total of $2.0 million and has been issued a total of 1.0 million shares of Preferred Stock under the terms of the Agreement. At March 31, 2014, the Company has accrued $40,250 in dividends on the preferred stock pursuant to the Capitalization Agreement. The dividend is shown as a reduction to Retained earnings in Stockholders’ equity.

The cash flows received by the Company from servicing loans for third parties do not cover the costs of operating its business, and therefore, the Company is dependent on Mr. Axon’s capital contributions to fund its operating deficits. The Company is also dependent on Mr. Axon’s capital contributions to meet its regulatory net worth requirements. See Note 12.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain an adjusted regulatory net worth of approximately $500,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have an adjusted net worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in adjusted net worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City. If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an operating loss of $2.9 million during the year ended December 31, 2013, and an operating loss of $256,000 during the three months ended March 31, 2014. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of states.

At March 31, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the adjusted net worth requirements in Illinois (which is $150,000), Massachusetts (which requires positive adjusted net worth), Michigan (which is $100,000), and New York State (which was $486,197 at March 31, 2014) and for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At March 31, 2014, the Company’s adjusted net worth for regulatory purposes was negative $3.1 million.

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable regulatory net worth requirements in the aforementioned states. See Note 11.

The Plan proposed, in general terms and with a 90 day cure period, that during the duration of the Plan net worth, as defined under GAAP, would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the adjusted net worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and adjusted net worth, inclusive of collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock. The Company, at March 31, 2014, was in compliance with the Plan.

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

In September 2010, a deferred payment agreement was entered into with the Bank (the “Deferred Payment Agreement”). Pursuant to the Deferred Payment Agreement, the Company paid the Bank $4.0 million in cash and agreed to further pay to the Bank 10% of any monetizing transactions of the Company, less $4.0 million, from the Company. Monetizing transactions include additional contributions to the capital of the Company, the sale of the Company stock, dividends paid by the Company, and liquidating distributions of the Company (but not the Distribution by Franklin Holding of its ownership interests in the Company). The Deferred Payment Agreement is in effect until March 2019.

14.	COLLECTION, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes the major Collection, general and administrative expense categories for the three months ended March 31, 2014 and 2013. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees, outside auditing fees and other professional and consulting fees.

	Three Months Ended March 31,
	2014	2013
Salaries and benefits expenses	$1,807,123	$1,910,047
Facility costs	366,066	471,103
Communication/technology costs	205,877	224,357
Professional fees	331,123	319,714
All other expenses	377,233	524,030
Total	$3,087,422	$3,449,251

Included in All other expenses during the three months ended March 31, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000.

15.	SUBSEQUENT EVENT

Sublease to a Related Entity. Effective June 1, 2014, the Company, as sublesssor, has subleased approximately 3,217 rentable square feet of office space, which the Company had used for administrative offices to RMTS, LLC (“RMTS”), for a term ending December 31, 2019 with a base rent, which includes the rent for the nonexclusive use of common areas, of approximately $128,000 annually, payable in monthly installments of $10,704, with annual rent escalations. The sublease was approved by the Company’s Audit Committee. The Company’s administrative and executive offices, which consist of approximately 31,000 square feet, will remain in a secure space separate and apart from RMTS, except that the reception entrance, lobby, rest rooms and certain conference rooms will be shared.

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

Under Federal securities laws, the Company is (i) a “smaller reporting company,” as defined in Regulation S-K of the Securities Act of 1933, as amended, and (ii) an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will, therefore, be subject to reduced public company reporting requirements. The Company, as an emerging growth company, has elected, under Section 107 of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, from complying with new or revised accounting standards issued on or after April 5, 2012. Accordingly, the Company may therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, as a result, the Company’s financial statements may not be comparable with public company financial statements. While as of the dates of the financial statements included in this Report on Form 10-Q we have complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, our financial statements as included in this report are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, did elect to delay the adoption of any future standards, and, therefore, in the future, Franklin Credit’s financial statements may not be comparable with public company financial statements.

Safe Harbor Statements. Statements contained herein and in Franklin Credit’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause Franklin Credit’s actual results, performance or achievements to be materially different from Franklin Credit’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe Franklin Credit’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Franklin Credit’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) Franklin Credit’s ability to profitably build upon its current servicing and collection business; (iii) Franklin Credit’s relations with its lender; (iv) Franklin Credit’s ability to obtain renewals of its credit agreement with its lender or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to Franklin Credit’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of Franklin Credit’s regulatory compliance and regulatory audits and ability to satisfy regulatory net worth requirements; (viii) the risk that legal or regulatory proceedings could be brought against Franklin Credit which could adversely affect its financial results; (ix) Franklin Credit’s ability to adapt to and implement technological changes; (x) Franklin Credit’s ability to attract and retain qualified employees; (xi) Franklin Credit’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in Franklin Credit’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) Franklin Credit’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of Franklin Credit’s common stock from its former parent company (referred to as “Franklin Holding”); (xv) ability to advance costs and expenses or pay defense costs associated with the servicing or collection of loans for third parties; (xvi) the Company’s dependence on capital contributions from Thomas J. Axon, the Company’s Chairman, President and majority stockholder (“Mr. Axon”), to fund its operating deficits and to meet its regulatory net worth requirements. and, (xvii) other risks that will be detailed from time to time in Franklin Credit’s filings with the Securities and Exchange Commission (“SEC”). Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in the Company’s SEC reports and filings, including, but not limited to, those factors discussed under the caption “Risk Factors,” which the Company urges its investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of March 31, 2014 are described in Note 2 to the Financial Statements. As of March 31, 2014 and December 31, 2013, we have identified income taxes as the Company’s most critical accounting policy and estimate. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements. Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time. Section 107 of the JOBS Act provides that an emerging growth company, such as the Company, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of the dates of the Financial Statements the Company has complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, the Company’s Financial Statements included herein are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

At March 31, 2014, the portfolio of residential mortgage loans and real estate assets serviced for other entities consisted of 37,560 loans representing $1.90 billion of unpaid principal balance (“UPB”). At March 31, 2014, approximately 29,530 loans were serviced for the Bosco-related entities.

As of March 31, 2014, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At March 31, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected. See Note 10 to the Financial Statements.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 77% (79% of the number of loans) of the total UPB of loans serviced at March 31, 2014. Bosco II is the Company’s largest servicing client. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The servicing revenues earned from servicing the Bosco-related entities represented approximately 59% and 70% of the total servicing revenues earned during the three months ended March 31, 2014 and 2013, respectively. Excluding from total servicing revenues the servicing termination penalty received by the Company’s first significant unrelated party client (the “Legacy Client”) in March 2014, the servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 72% of the total servicing revenues earned during the three months ended March 31, 2014. See Note 10 to the Financial Statements.

Effective March 3, 2014, the Company’s Legacy Client sold to a third-party purchaser (an unrelated institutional investor of loans and related assets) approximately 866 loans and real estate assets with a UPB of approximately $84.1 million, which is substantially all of the remaining pool of mortgage loans serviced by the Company for the Legacy Client. The sold loans and real estate assets were transferred to the purchaser’s servicer April 1, 2014. The Company recognized a servicing termination fee of approximately $421,000 from the Legacy Client for the sale of these loans. On March 31, 2014, the Legacy Client sold approximately 27 loans with a UPB of approximately $1.0 million to the same third-party purchaser, leaving only 7 remaining loans to be serviced by the Company on behalf of the Legacy Client. The Company recognized a servicing termination fee of approximately $5,000 from the Legacy Client for the sale of these loans. The Company earned servicing revenues of approximately $232,000, exclusive of termination fees, during the three months ended March 31, 2014, principally from servicing the loans sold by its Legacy Client in March 2014.

The following tables include 824 loans and real estate assets with a UPB of approximately $76.4 million sold by the Company’s Legacy Client effective March 3, 2014 as the Company continued to service the sold loans through March 31, 2014.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio of residential mortgage loans at March 31, 2014 and December 31, 2013.

	March 31, 2014
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	14,808	$802,414,861	42.65%
Condos, co-ops, PUD (planned urban development) dwellings	2,023	102,186,943	5.43%
Manufactured and mobile homes	286	5,844,624	0.31%
Secured, property type unknown(1)	1,001	21,199,948	1.13%
Commercial	31	1,946,886	0.10%
Unsecured loans(2)	19,310	947,945,121	50.38%
Total	37,459	$1,881,538,383	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,152	$823,848,997	43.04%
Condos, co-ops, PUD (planned urban development) dwellings	2,068	104,720,137	5.47%
Manufactured and mobile homes	295	6,215,485	0.33%
Secured, property type unknown(1)	1,027	21,546,285	1.13%
Commercial	31	1,960,882	0.10%
Unsecured loans(2)	19,431	955,750,451	49.93%
Total	38,004	$1,914,042,237	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of March 31, 2014, by unpaid principal balance.

		March 31, 2014
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$103,045,647	5.48%
Delinquent	31 – 60 days	9,709,399	0.52%
	61 – 90 days	5,827,416	0.31%
	91 – 120 days	4,231,090	0.22%
	120+ days	1,333,222,380	70.86%

Modified Loans	0 – 30 days	39,044,617	2.07%
Delinquent	31 – 60 days	7,483,877	0.40%
	61 – 90 days	4,690,841	0.25%
	91 – 120 days	2,052,061	0.11%
	120+ days	14,394,791	0.77%

Bankruptcy	0 – 30 days	10,610,705	0.56%
Delinquent	31 – 60 days	2,130,189	0.11%
	61 – 90 days	1,113,133	0.06%
	91 – 120 days	1,034,007	0.05%
	120+ days	231,065,292	12.28%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	—	—
	61 – 90 days	—	—
	91 – 120 days	—	—
	120+ days	111,882,938	5.95%

	Total	$1,881,538,383	100.00%
All current loans	0 – 30 days	$152,700,969	8.12%

Included in the above table were second-lien mortgage loans in the amount of $1.58 billion, of which $79.9 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2014 was: $1.34 billion (including $1.25 billion at least 120 days contractually delinquent), or 85%, were performing; $33.1 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $209.9 million, or 13%, were in bankruptcy; and $335,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of March 31, 2014, by loan count.

		March 31, 2014
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	2,831	7.56%
Delinquent	31 – 60 days	178	0.47%
	61 – 90 days	132	0.35%
	91 – 120 days	92	0.25%
	120+ days	27,823	74.28%

Modified Loans	0 – 30 days	652	1.74%
Delinquent	31 – 60 days	74	0.20%
	61 – 90 days	46	0.12%
	91 – 120 days	23	0.06%
	120+ days	343	0.92%

Bankruptcy	0 – 30 days	308	0.82%
Delinquent	31 – 60 days	45	0.12%
	61 – 90 days	34	0.09%
	91 – 120 days	27	0.07%
	120+ days	4,291	11.46%

Foreclosure	0 – 30 days	—	—
Delinquent	31 – 60 days	—	—
	61 – 90 days	—	—
	91 – 120 days	—	—
	120+ days	560	1.49%

	Total	37,459	100.00%
All current loans	0 – 30 days	3,791	10.12%

Included in the above table were 33,761 second-lien mortgage loans, of which 2,543 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2014 was: 28,487 loans (including 25,631 loans at least 120 days contractually delinquent), or 84%, were performing; 830 loans, or 3%, were modified due to delinquency or the borrower’s financial difficulty; 4,440 loans, or 13%, were in bankruptcy; and four loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the serviced for others portfolio of residential mortgage loans (exclusive of real estate assets) at March 31, 2014 and December 31, 2013:

	March 31, 2014
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,698	$300,098,181	15.95%
2nd Liens	33,761	1,581,440,202	84.05%
Total	37,459	$1,881,538,383	100.00%

	December 31, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,783	$311,032,669	16.25%
2nd Liens	34,221	1,603,009,568	83.75%
Total	38,004	$1,914,042,237	100.00%

The following tables set forth information regarding the geographic location of properties securing the serviced for others portfolio of residential mortgage loans at March 31, 2014 and December 31, 2013:

	March 31, 2014
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,643	$470,910,946	25.03%
Florida	4,137	226,824,254	12.06%
New York	1,810	155,511,472	8.26%
Texas	3,569	95,067,359	5.05%
New Jersey	899	89,975,094	4.78%
Illinois	1,603	70,212,549	3.73%
Nevada	1,026	63,568,180	3.38%
Georgia	1,552	55,158,849	2.93%
Maryland	836	54,179,627	2.88%
Virginia	749	52,086,183	2.77%
All Others	15,635	548,043,870	29.13%
Total	37,459	$1,881,538,383	100.00%

	December 31, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,714	$476,911,652	24.92%
Florida	4,237	232,565,785	12.15%
New York	1,818	156,056,772	8.15%
New Jersey	3,597	95,822,154	5.01%
Texas	920	94,011,985	4.91%
Illinois	1,619	71,264,632	3.72%
Nevada	1,038	64,265,828	3.36%
Georgia	1,576	56,592,551	2.96%
Maryland	849	55,177,186	2.88%
Virginia	765	53,093,823	2.77%
All Others	15,871	558,279,869	29.17%
Total	38,004	$1,914,042,237	100.00%

Real Estate Assets Serviced for Others

At March 31, 2014, the Company serviced for other entities 99 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $20.2 million. At December 31, 2013, the Company serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the three months ended March 31, 2014, 15 REO properties, obtained on foreclosed loans that had an aggregate UPB of $2.2 million, were sold.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview. At March 31, 2014, the Company had total assets of $18.8 million, stockholders’ equity of $5.4 million and Preferred stock – temporary equity of $2.0 million. At March 31, 2014, including Preferred stock of $2.0 million, the Company’s net worth was $7.4 million. At December 31, 2013, including Preferred stock of $1.4 million, the Company’s net worth was $7.1 million. Stockholders’ equity at December 31, 2013 was $5.7 million and Preferred stock – temporary equity of $1.4 million. See Note 11 to the Financial Statements.

The Company had a net loss of $256,000 for the three months ended March 31, 2014, compared with a net loss of $1.0 million for the three months ended March 31, 2013. The Company had a loss per common share of $0.03 on a basic and diluted basis, for the three months ended March 31, 2014, compared with a loss per common share of $0.10 on a basic and diluted basis for the three months ended March 31, 2013. The Company earned servicing revenues of approximately $665,000 during the three months ended March 31, 2014 from servicing the loans sold by its Legacy Client in March 2014, which included servicing termination fees of $433,000 received for the loans sold by its Legacy Client.

Revenues increased by $346,000 for the three months ended March 31, 2014, from $2.5 million for the three months ended March 31, 2013. Servicing revenues increased slightly by $45,000, due to termination servicing fees received in March 2014 of $433,000 from the sale of loans by the Company’s Legacy Client (approximately 893 loans and real estate assets with a UPB of approximately $85.1 million, which is substantially all of the remaining pool of mortgage loans serviced by the Company for the Legacy Client) to a third-party purchaser (an unrelated institutional investor of loans and related assets). Excluding servicing termination fees, servicing revenues decreased for the three months ended March 31, 2014 to $2.0 million, from $2.4 million for the three months ended March 31, 2013, due to the sale of loans in May and October 2013 by the Legacy Client, as the servicing of these loans was transferred by the purchaser and the Company has not replaced or supplemented the transferred servicing with significant new servicing contracts. The decrease in servicing and collection fees was also due to other declining portfolios of loans serviced for other third parties. Partially offsetting these decreases in servicing revenues in the three months ended March 31, 2014 was an increase in Other income, principally due to a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000, which was related to the Company’s relocation of its operations to the state of New Jersey in 2005. The Company’s revenues during the three months ended March 31, 2014 and 2013 were derived significantly from servicing the portfolio of loans and assets for related-party entities, the various Bosco entities. See Note 10 to the Financial Statements.

Included in the Company’s revenues were servicing fees recognized from servicing the loan portfolios for the Bosco-related entities of $1.4 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The servicing revenues earned from servicing the loan portfolios for the Bosco-related entities represented approximately 59% and 70% of the total servicing revenues earned during the three months ended March 31, 2014 and 2013, respectively. Excluding the servicing termination fees received in the three months ended March 31, 2014, the servicing revenues earned from servicing the loan portfolios for the Bosco-related entities represented approximately 72% and 70% of the total servicing revenues earned during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate (excluding the transferred servicing for loans sold on March 3, 2014 by the Legacy Client); five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party (excluding the Legacy Client and the transferred servicing for loans sold by the Legacy Client). At March 31, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties.

At March 31, 2014, the Company actively serviced and provided recovery collection services on a total population of approximately 37,560 loans and real estate properties (including 824 loans and real estate assets with a UPB of approximately $76.4 million sold by the Company’s Legacy Client effective March 3, 2014 as the Company continued to service the sold loans through March 31, 2014), including approximately 29,530 loans for all of the Bosco-related entities.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended March 31, 2014 and 2013, approximately $8,000 and $16,000, respectively, of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material.

Revenues. Revenues increased by $346,000 to $2.9 million for the three months ended March 31, 2014, from $2.5 million for the three months ended March 31, 2013. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) increased by $45,000, from $2.4 million, during the three months ended March 31, 2014. Excluding servicing termination fees of $433,000 received during the three months ended March 31, 2014 for the loans sold by the Legacy Client, servicing income decreased by $389,000, or 16%, to $2.0 million during the three months ended March 31, 2014 from $2.4 million during the corresponding three months in the prior year. The decrease in servicing and collection fees earned was principally the result of $369,000 in reduced servicing and collection fees earned on a declining portfolio of loans serviced by the Company for the Legacy Client due to the sale of a substantial portion of the mortgage portfolio in May 2013 and October 2013 by the Legacy Client, which were not replaced or supplemented with significant new servicing contracts. The Company entered into a servicing agreement with a new unrelated third-party client (the “New Client”) to continue to service the loans sold in October 2013 for a minimum period of nine months at principally the same fee structure as the Company’s current servicing fee structure. The Company’s servicing revenues earned for the three months ended March 31, 2014 from this New Client amounted to $228,000. The decrease in servicing and collection fees earned was principally offset by $433,000 in servicing termination fees received in March 2014 from the Company’s Legacy Client for the loans sold by the Legacy Client in March 2014, which more than offset the decrease in servicing and collection fees due to the May and October 2013 loan sales by the Legacy Client. In addition, the Company experienced a $233,000 net decrease in servicing and collection fees earned from the servicing contracts for the Bosco entities during the three months ended March 31, 2014 due principally to (i) $1.1 million earned for the three months ended March 31, 2014 from the Bosco II portfolios (Bosco II-2 and Bosco II-3) compared with $1.3 million earned for the three months ended March 31, 2013, (ii) $109,000 earned for the three months ended March 31, 2014 from the Bosco VI servicing contract compared with $139,000 earned for the three months ended March 31, 2013, (iii) $2,000 earned for the three months ended March 31, 2014 from two servicing contracts entered into with Bosco IV and V entities compared with $11,000 earned for the three months ended March 31, 2013; and, servicing fees from all other unrelated third-party servicing clients decreased by approximately $15,000 during the three months ended March 31, 2014. Servicing revenues from servicing the Bosco II portfolio decreased by $196,000 to $1.1 million for the three months ended March 31, 2014. Servicing and collection fees earned from the Bosco III servicing increased to $59,000 for the three months ended March 31, 2014 from the $56,000 earned for the three months ended March 31, 2013.

Other income (principally rental income, and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) increased by $302,000, or 250%, to $423,000 during the three months ended March 31, 2014, from $121,000 during the corresponding three months of 2013. This increase was principally the result of a state grant received in the three months ended March 31, 2014 of approximately $321,000 related to the Company’s relocation of its operations to the state of New Jersey in 2005, revenue received for unclaimed funds of $23,000 and $8,000 received from the sale of fully depreciated office furniture. Partially offsetting these increases in revenue for the three months ended March 31, 2014 were decreased revenues of (i) $38,000 in rental income for the subleasing of leased office space due to the lease expiration on December 31, 2013, (ii) $7,000 in management fees for services provided by the Company to the bankruptcy estate of its former parent, and (iii) $5,000 in property inspections provided to servicing clients during the three months ended March 31, 2013.

Operating Expenses. Operating expenses decreased by $418,000, or 12%, to $3.1 million during the three months ended March 31, 2014 from $3.5 million during the same period in 2013. Total operating expenses include collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses decreased by $362,000, or 11%, to $3.1 million during the three months ended March 31, 2014, from $3.4 million during the corresponding three-month period in 2013. Salary and employee benefits expenses decreased by $103,000, or 5%, to $1.8 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The number of servicing employees decreased to 71 at March 31, 2014 from 72 employees at March 31, 2013, and increased from 67 employees at December 31, 2013. Included in the reduction in salary expense was a $15,000 increase in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 92 employees at March 31, 2014, compared with 97 employees at March 31, 2013 and 88 employees at December 31, 2013. Communications and technology costs decreased by $18,000 during the three months ended March 31, 2014, from $224,000 during the corresponding period in 2013, while Facility costs decreased by $105,000 during the three months ended March 31, 2014, from $471,000 during the corresponding period in 2013 principally due to a negotiated lease renewal of the Company’s office space that results in reduced rental costs over the term of the lease extension. Professional fees increased by $11,000 during the three months ended March 31, 2014, from $320,000 during the corresponding period in 2013, principally due to increases of (i) $42,000 in various outside legal fees (principally due to settlements of routine servicing matters and ongoing corporate litigation cases), but mostly ongoing corporate litigation, and, (ii) $20,000 for public company related fees, including $13,000 for board of director fees. These increases in professional fees were somewhat offset by a decrease of $39,000 in IT contractors utilized for special projects and a decrease of $12,000 in tax consulting and review services, principally due to a reduction in those costs during the three months ended March 31, 2014 as compared to the same period last year. All other expenses decreased by $147,000, or 28%, during the three months ended March 31, 2014, from the three months ended March 31, 2013. Included in All other expenses during the three months ended March 31, 2013 was a settlement with the Company’s Legacy Client regarding a foreclosure matter for $150,000, and was partially offset by increased collection expenses of $9,000. Various other general and administrative expenses decreased by approximately $6,000 during the three months ended March 31, 2014, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $6,000 for the three months ended March 31, 2014, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. Interest expense amounted to $8,000 for the three months ended March 31, 2013.

Depreciation expenses decreased by $54,000 in the three months ended March 31, 2014 due to the full depreciation of certain assets, compared with the same three-month period of 2013.

Net loss in the three months ended March 31, 2014 decreased by $764,000 to a net loss of $256,000 from a net loss of $1.0 million during the three months ended March 31, 2013, for the reasons set forth above.

Liquidity and Capital Resources

General

As of March 31, 2014, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Company’s credit facility (the “Licensing Credit Agreement”) with The Huntington National Bank (the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. At March 31, 2014, there was no debt outstanding under the revolving line and approximately $4.0 million of undrawn letters of credit issued under the Licensing Credit Agreement with the Bank. The Licensing Credit Agreement expires on March 31, 2015. See Note 7 to the Financial Statements.

Additional liquidity is being provided by Thomas J. Axon, the Company’s Chairman, President and majority stockholder, under the terms of a capital contribution agreement entered into on October 11, 2013 by the Company and Mr. Axon (the “Capitalization Agreement”), to increase the net worth and liquidity of the Company. Under the terms of the Capitalization Agreement, Mr. Axon is required to contribute a minimum of $200,000 in non-refundable cash capital contributions monthly, which began on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon will receive one share of non-transferrable restricted Series A convertible preferred stock, par value $0.001, (the “Preferred Stock”) of the Company for every $2 the Company receives in capital contributions made by Mr. Axon. The Capitalization Agreement grants to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon. Prior to the exercise of this option, Mr. Axon shall not have any ownership rights in, and the Company shall retain the right to use and possess the real estate, including the right to any rental income received from the real estate. See Note 11 to the Financial Statements.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At March 31, 2014, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties and cash capital contributions provided by Mr. Axon under the terms of the Capitalization Agreement, effective September 30, 2013. See Note 11 to the Financial Statements.

At March 31, 2014, the Company had cash and cash equivalents of $1.1 million compared with $1.3 million at December 31, 2013. At March 31, 2014, the Company had restricted cash of $14.2 million compared with $15.3 million at December 31, 2013. Included in Restricted cash at March 31, 2014 and December 31, 2013 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $6.6 million and $7.8 million, respectively, that was restricted under the Company’s servicing agreements with third parties. Also included in Restricted cash at both March 31, 2014 and December 31, 2013 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 7 to the Financial Statements.

Net cash used in operating activities was $785,000 during the three months ended March 31, 2014, compared to $306,000 in net cash used during the three months ended March 31, 2013. The increase in net cash used was principally due to (i) a decrease in Accrued expenses and other current liabilities in the amount of $893,000, and (ii) the decrease in the net loss during the three months ended March 31, 2014 in the amount of $764,000 compared to the three months ended March 31, 2013. The decrease in net cash used was somewhat offset by decreases in Receivables and Other assets aggregating $348,000.

Net cash provided by investing activities was $34,000 during the three months ended March 31, 2014, compared to $293,000 of net cash provided by investing activities during the three months ended March 31, 2013. The decrease in net cash provided by investing activities was due principally to the payment of $250,000 by Mr. Axon for a portion of the Company’s then outstanding membership interest in Bosco VI during the three months ended March 31, 2013 (there was no such payment in the three months ended March 31, 2014), and approximately $13,000 in decreased distributions received from the investment in Bosco VI. See Note 4 to the Financial Statements.

Net cash provided by financing activities was $545,000 during the three months ended March 31, 2014, compared to $55,000 in net cash used in financing activities during the three months ended March 31, 2013. The net cash provided by financing activities during the three months ended March 31, 2014 was the result of an aggregate $600,000 in capital contributions made by Mr. Axon to the Company during the three months ended March 31, 2014 under the terms of the Capitalization Agreement. See Note 11 to the Financial Statements.

Borrowings

At March 31, 2014, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 7 to the Financial Statements.

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

Interest Rate Risk

As of March 31, 2014, the Company had no investments in financial assets or borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in routine litigation and administrative proceedings generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material. In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 subsidiaries of the Company’s former parent company had originated and acquired mortgage loans on a nationwide basis, we must comply and were required to comply with various state and Federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigations and inquiries by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 1A.	RISK FACTORS

Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K, other than as set forth below.

Risks Related to the Company’s Business

•	If the Company’s lender fails to renew its Licensing Credit Agreement for additional terms, the Company’s revolving line of credit and letter of credit facilities will expire on March 31, 2015.

•	The clients for whom the Company services loans may transfer its rights as servicer and the Company may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

•	The Company’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

•	A prolonged economic slowdown or a lengthy or severe recession could harm the Company’s servicing operations, particularly if it results in a decline in the real estate market.

•	The Company’s servicing business is sensitive to, and can be affected by, changes in interest rates.

•	The Company may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	If the Company does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect the Company’s operations.

•	A significant amount of the mortgage loans that the Company services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and the Company’s operations could be harmed by economic downturns or other adverse events in these states.

•	The Company may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

•	A number of the second-lien mortgage loans that the Company services may be subordinated to adjustable rate mortgages (“ARM”) or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and defaults and contribute to a decrease in servicing and collection revenues.

•	Legal proceedings and regulatory investigations could be brought or initiated that could adversely affect the Company’s financial results.

•	Given the nature of the industry in which the Company operates, the Company’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

•	The Company is exposed to counterparty risk and there can be no assurances that the Company will manage or mitigate this risk effectively.

•	The success and growth of the Company’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

•	If the Company does not effectively manage changes and growth in its business, its financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm the Company’s business.

•	An interruption in or breach of the Company’s information systems may result in lost business and increased expenses.

•	The Company is exposed to the risk of environmental liabilities with respect to properties to which the Company took title.

•	A loss of the Company’s Chairman and President may adversely affect its operations.

•	Adverse developments in general business, economic and political conditions could have a material adverse effect on the Company’s financial condition and its results of operations.

•	Failures in the Company’s internal controls and disclosure controls and procedures could lead to material errors in the Company’s financial statements and cause the Company to fail to meet its reporting obligations.

Risks Related to the Distribution

•	The Company’s agreements with the bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

•	If the distribution of the Company’s common stock to stockholders of Franklin Holding (the “Distribution”) is determined to be taxable for U.S. Federal income tax purposes, the Company and its stockholders could incur significant U.S. Federal income tax liabilities.

•	Certain adverse tax consequences could result from the Distribution of the Company from Franklin Holding.

•	The Company must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

•	If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, the Company may be required to file a notice or application in such states, which could delay or inhibit the Company’s ability to conduct business in these states.

•	The Company may face potential successor liability.

•	A receivable in the amount of $1.0 million may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as the Company.

Risks Related to the Company’s Securities

•	Thomas J. Axon effectively controls the Company, substantially reducing the influence of the Company’s other stockholders.

•	The Company’s shares of common stock are quoted by broker-dealers on the Over-the-Counter (“OTC”) Markets, which may adversely impact the price and liquidity of the common stock and the Company’s ability to raise capital in the future.

•	The Company’s organizational documents and Delaware law may make it harder for the Company to be acquired without the consent and cooperation of its Board of Directors and management.

•	The Company’s quarterly operating results may fluctuate and cause the Company’s stock price to decline.

•	There is a limited public market for the Company’s common stock and the Company’s stock price may experience volatility.

•	While the Company currently qualifies as an “emerging growth company” under the JOBS Act, the Company could lose that status, which could increase the costs and demands placed upon the Company.

•	The Company is an “emerging growth company” and the Company cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

Risks Related to the Regulation of the Company’s Industry

•	New legislation and regulations directed at curbing predatory lending and servicing practices could restrict the Company’s ability to service non-prime residential mortgage loans, which could adversely impact the Company’s earnings.

•	The Company may be subject to fines or other penalties based upon the conduct of independent brokers of its former parent company’s subsidiary.

•	The Company is subject to reputation risks from negative publicity concerning the mortgage industry.

•	The Company is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

•	If many of the borrowers of the loans the Company services become subject to the Servicemembers Civil Relief Act of 2003, the Company’s cash flows and service fee income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended March 31, 2014, the Company issued to Thomas J. Axon, Chairman and President of the Company, in a series of transactions pursuant to the Capitalization Agreement and without registration in reliance on the exemptions provided under Section 4(2) of the Securities Act of 1933 and Rule 505 and Rule 506 of Regulation D promulgated thereunder, 300,000 shares of non-transferrable restricted Series A Convertible Preferred Stock (Preferred Stock) of the Company, par value $0.001, in exchange for an aggregate purchase price of $600,000 or $2 per share.

The proceeds of the sale of Preferred Stock are treated and classified as Preferred stock – temporary equity in the Company’s financial statements.

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

Extension of Licensing Credit Agreement. As previously disclosed on the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014, on March 26, 2014, the Company entered into a seventh amendment to its credit facility with The Huntington National Bank (the Bank) and Huntington Finance, LLC (the Licensing Credit Agreement), which, pursuant to the terms thereof, extended the termination date of the Licensing Credit Agreement to March 31, 2015 and granted a forbearance, until March 31, 2015, from the exercise of rights and remedies with respect to cash pledged as collateral triggered by the failure of subsidiaries of its former parent company, Franklin Credit Holding Corporation (Franklin Holding), not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding.

Departure of a Named Executive Officer. On May 14, 2014, it was announced that effective June 1, 2014, Stephen T. Hague would leave his employment with the Company as Executive Vice President of Business Development to join Hudson Servicing Solutions, LLC, an entity affiliated with the Company through the common control of Mr. Axon. Mr. Hague did not have an employment agreement with the Company. It is anticipated that Mr. Hague will be retained as a consultant to the Company, on a month-to-month basis at the rate of $6,000 per month, for the principal purpose of assisting with the procuring of subservicing business for the Company, including the identification of portfolios of whole loans for purchase by affiliated parties that will retain the Company as the servicer and collector of any purchased loans.

ITEM 6.	EXHIBITS

Exhibit Number
3.1	Sixth Amended and Restated Certificate of Incorporation of Franklin Credit Management Corporation. Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012.

3.2	Amended and Restated By-laws of Franklin Credit Management Corporation. Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, filed with the Commission on August 13, 2012.

3.3	Certificate of Designations of Series A Convertible Preferred Stock of Franklin Credit Management Corporation. Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013.

10.1	Amendment No. 7 to the Amended and Restated Credit Agreement (Licensing) entered into on March 26, 2014 by and among the Registrant, The Huntington National Bank, and Huntington Finance LLC. Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on March 31, 2014.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed herewith.

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; is deemed not filed for purposes of the Exchange Act; and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT MANAGEMENT CORPORATION

May 15, 2014

	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

May 15, 2014

	By:	/s/ KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)