Form 10-Q
period 2014-06-30
Franklin Credit Management Corp
filed 2014-08-14
CIK 1555458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 7, 2014: 10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION

BALANCE SHEETS

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS	June 30, 2014	December 31, 2013
Cash and cash equivalents	$633,744	$1,305,580
Restricted cash	13,458,442	15,313,955
Investment in Bosco VI	261,932	327,194
Receivables	2,066,567	2,434,947
Building, furniture and equipment, net	434,058	408,927
Other assets	619,696	713,385
Total assets	$17,474,439	$20,503,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$5,912,430	$7,775,402
Notes payable	743,883	854,783
Accrued expenses and other current liabilities	3,682,776	4,757,286
Total liabilities	10,339,089	13,387,471

Commitments and contingencies

Preferred stock – temporary equity
3,000,000 authorized shares; issued and outstanding: 1,300,000 at June 30, 2014 and 700,000 at December 31, 2013	2,600,000	1,400,000

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid-in capital	8,403,736	8,403,736
Accumulated deficit	(3,968,746)	(2,787,579)
Total stockholders’ equity	4,535,350	5,716,517

Total liabilities and stockholders’ equity	$17,474,439	$20,503,988

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Servicing income	$1,979,949	$3,019,605	$4,410,256	$5,405,355
Other income	193,885	118,932	617,258	239,967
Interest income	3,761	3,754	7,459	8,090
Total revenues	2,177,595	3,142,291	5,034,973	5,653,412

Operating Expenses:
Collection, general and administrative	3,010,267	3,338,172	6,097,689	6,787,423
Depreciation	19,679	71,248	39,722	145,430
Interest – former parent company	5,922	7,744	12,229	15,854
Total expenses	3,035,868	3,417,164	6,149,640	6,948,707

Net loss	(858,273)	(274,873)	(1,114,667)	(1,295,295)
Preferred stock dividend	38,500	—	66,500	—
Net loss attributable to common stockholders	$(896,773)	$(274,873)	$(1,181,167)	$(1,295,295)

Net loss per common share
Basic and diluted	$(0.09)	$(0.03)	$(0.12)	$(0.13)

Weighted average number of common shares
Outstanding, basic and diluted	10,035,993	10,035,993	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, JANUARY 1, 2014	10,035,993	$100,360	$8,403,736	$(2,787,579)	$5,716,517

Preferred stock dividend	—	—	—	(66,500)	(66,500)
Net loss	—	—	—	(1,114,667)	(1,114,667)

BALANCE, JUNE 30, 2014	10,035,993	$100,360	$8,403,736	$(3,968,746)	$4,535,350

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,114,667)	$(1,295,295)
Changes in operating activities:
Depreciation	39,722	145,430
Changes in operating assets and liabilities:
Restricted cash	1,855,513	219,390
Receivables	368,380	(165,163)
Other assets	93,689	154,543
Accrued expenses and other current liabilities	(1,141,010)	806,335
Servicing liabilities	(1,862,972)	(226,855)
Net cash used in operating activities	(1,761,345)	(361,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in Bosco VI joint venture	—	250,000
Recovery of investment in Bosco VI joint venture	65,262	101,504
Purchase of equipment, furniture and fixtures	(64,853)	(3,433)
Net cash provided by investing activities	409	348,071

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,200,000	500,000
Principal payments on notes payable	(110,900)	(110,900)
Net cash provided by financing activities	1,089,100	389,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	(671,836)	375,556
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,305,580	585,429
CASH AND CASH EQUIVALENTS, END OF PERIOD	$633,744	$960,985

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$12,229	$15,854

Non-cash investing and financing activities:
Preferred stock dividend	$66,500	$—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

As used herein, references to the “Company,” “Franklin Credit,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”). References to “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco II-2” refers to Bosco Credit II-2, LLC; “Bosco II-3” refers to Bosco Credit II-3, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; “Bosco V-2” refers to Bosco Credit V-2, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

Overview

Franklin Credit is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery and collection servicing, and in the analysis, pricing and acquisition of residential mortgage portfolios, for third parties.

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company and, at June 30, 2014, had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of Franklin Credit’s common stock. See Note 10.

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

The Capitalization Agreement contains customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed. As of June 30, 2014, Mr. Axon had made capital contributions aggregating $2.6 million and had been issued a total of 1,300,000 shares of Preferred Stock. Mr. Axon, on each of July 18 and July 23, 2014, was issued 100,000 shares of Preferred Stock at the price of $2 per share, which Mr. Axon paid in cash on each of those respective dates, for an aggregate price of $400,000. Accordingly, when combined with the prior issuances, Mr. Axon has been issued a total of 1,500,000 shares of Preferred Stock under the terms of the Capitalization Agreement. See Note 11.

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

At June 30, 2014, the Company’s specialty servicing and collection business consisted of 72 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 36,100 loans and real estate properties (with an unpaid principal balance of approximately $1.79 billion), including a total of approximately 29,050 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,700 home equity loans for Bosco I; approximately 22,350 subordinate-lien loans for the Bosco II entities; approximately 470 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 540 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant; 2,320 non-performing subordinate-lien loans serviced for the Bosco V entities; and, approximately 1,670 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI. See Note 10.

Servicing revenues during the three months ended June 30, 2014 and 2013 amounted to $2.0 million and $3.0 million, respectively. Servicing revenues during the six months ended June 30, 2014 and 2013 amounted to $4.4 million and $5.4 million, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.7 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.1 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

Included in servicing revenues for the three months ended March 31, 2014 and for the six months ended June 30, 2014 were servicing termination penalties received from the Company’s first significant unrelated party client (the “Legacy Client”) in the amount of approximately $433,000. Included in servicing revenues for the three and six-month periods ended June 30, 2013 was a servicing termination penalty received from the Company’s Legacy Client in May 2013 in the amount of $290,000. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 86% and 62% of the total servicing revenues earned during the three months ended June 30, 2014 and 2013, respectively. Excluding from total servicing revenues the servicing termination penalties received from the Company’s Legacy Client in May 2013, the servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 86% and 68% of the total servicing revenues earned during the three months ended June 30, 2014 and June 30, 2013, respectively. See Note 10.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. In limited instances, such as in Illinois, Massachusetts, Michigan and New York State, as well as the Federal Housing Administration (“FHA”) and Ginnie Mae, the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a credit facility and the Company’s commercial condominium in New York City (generally referred to herein as the “Regulatory Net Worth”). The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain a Regulatory Net Worth of approximately $460,000. Further, the FHA requires servicers of FHA loans to have a Regulatory Net Worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in Regulatory Net Worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to retain or attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2013 of $2.9 million, and during the most recent quarter ended June 30, 2014, the Company had an operating loss of $897,000. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations.”

At June 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the Regulatory Net Worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive Regulatory Net Worth), Michigan (which is $100,000), and New York State (which was $460,000 at June 30, 2014) and approval requirements for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At June 30, 2014, the Company’s Regulatory Net Worth was negative $3.9 million. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of other states too.

By letter dated May 8, 2013, the New York State Department of Financial Services (the “Department”) requested that the Company submit a written capital plan (the “Plan”), which the Company submitted on June 13, 2013. The Plan addressed (i) the minimum level of Regulatory Net Worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum Regulatory Net Worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with Regulatory Net Worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which commits Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable Regulatory Net Worth requirements in the aforementioned states. The Plan proposed, in general terms and with a 90 day cure period, that during the duration of the Plan, net worth, as defined under accounting principles generally accepted in the United States of America (“GAAP”), would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory Net Worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and Regulatory Net Worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock. See Note 12.

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

At June 30, 2014, the Company is in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) has decreased to $4.5 million, which is below the $5.0 million minimum amount required under the Plan. Notably, the Company at June 30, 2014 had $2.6 million in temporary equity, which would have remedied this deficiency. However, the temporary equity will not be recognized under GAAP until the exercise of Mr. Axon’s Option to purchase the Real Estate. The Company has until September 28, 2014 to either cure this deficiency or submit a written plan acceptable to the Department describing the primary means and timing to increase GAAP net worth to at least $5.0 million.

The Company has requested that Mr. Axon consider purchasing the remaining shares of Preferred Stock and exercising his Option to purchase the Real Estate under the Capitalization Agreement on or before September 28, 2014, so that the Company may cure its default under the Plan. Mr. Axon is not obligated to do so under the Capitalization Agreement and there is no guarantee that the Company will successfully secure such an accommodation from Mr. Axon. Further, based on the Company’s Regulatory Net Worth and business prospects at June 30, 2014, it is anticipated that the Company will not be able to regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. Accordingly, the Company expects to file an amended Plan, with a requested extension deadline, for the Department’s consideration. There is no assurance that the Department will find any proposed amended Plan to be acceptable or that the Company will be able to continue to service New York mortgage loans if it does not cure the default under the Plan by September 28, 2014 or satisfy Regulatory Net Worth requirements by November 1, 2014, failing which, in either case, our business and business opportunities will be adversely affected and we may not be able to retain, in whole or in part, certain current servicing contracts.

State regulators in Illinois, Michigan and Massachusetts were previously notified of the deficiency in Regulatory Net Worth. Although the Regulatory Net Worth requirements are lower in those states, there can be no assurance that administrative action will not be taken by those states or that such states would find the Plan to be acceptable.

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

Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the three and six months ended June 30, 2014 and 2013.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

3.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to The Huntington National Bank (the “Bank”). Included in Restricted cash at June 30, 2014 and December 31, 2013 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $5.9 million and $7.8 million, respectively. Included in Restricted cash at both June 30, 2014 and December 31, 2013 was pledged cash to the Bank of $7.5 million, pledged under a credit facility with the Bank and Huntington Finance, LLC (the “Licensing Credit Agreement”), which is secured by a first-priority lien. See Note 7.

4.	INVESTMENT IN BOSCO VI

At June 30, 2014, the Company had a $262,000 investment (a 9.19% investment interest) in Bosco VI, with Mr. Axon holding the remaining investment interest in Bosco VI.

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

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”) in favor of the third-party lender in the amount of $3,000,000 in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at June 30, 2014 was $219,000. The personal loan to Mr. Axon by the third-party lender remains outstanding.

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

The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the six months ended June 30, 2014, the Company received distributions from Bosco VI totaling $65,000, which were recognized as reductions of the Company’s investment. At June 30, 2014, the Company’s outstanding investment in Bosco VI was approximately $262,000, representing approximately a 9.19% investment interest.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. The Company’s services may be terminated only for cause. See Note 10.

5.	RECEIVABLES

Receivables at June 30, 2014 and December 31, 2013 consisted of:

	June 30, 2014	December 31, 2013
Third-party servicing fees and expenses	$258,068	$515,116
Servicing fees and expenses due from Bosco-related entities	741,201	904,905
Other receivables	1,060,190	1,006,077
Due from affiliates	7,108	8,849
	$2,066,567	$2,434,947

Due from affiliates at June 30, 2014 and December 31, 2013 consisted of management fees for administrative services provided to the bankruptcy estate of the Company’s former parent company and its former sister companies (collectively referred to as “Franklin Holding”). The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved. See Note 6.

Other receivables at both June 30, 2014 and at December 31, 2013 consisted principally of funds held by a trustee, as a source of indemnification for certain officers and directors of Franklin Holding, for a trust, to provide specifically designated executive officers and directors with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by the Company, the Company has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and the Company’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan. The Company has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, the Company determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the “Prepackaged Plan”), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan. See Note 10.

6.	NOTES PAYABLE

As consideration for the distribution on August 10, 2012 of all of the common shares of the Company held by its former parent company, Franklin Holding, and as required under Franklin Holding’s Prepackaged Plan, (i) on August 2, 2012, the Company executed a promissory note in the amount of $1,109,000 payable in monthly installments over a period of five years at an interest rate of 3.25% per annum (the “Note”), which is guaranteed by Thomas J. Axon, the Chairman and President of Franklin Credit, and (ii) on August 10, 2012, the Company made a cash payment of $250,000 (the “Cash Payment”), in each case to the bankruptcy estate of Franklin Holding. The Note and Cash Payment (the aggregate amount of which represents the market value as determined by an independent third-party valuation firm) are to be used to pay the expenses, allowed administrative claims, and other additional costs of winding down Franklin Holding and its bankruptcy estate under the terms of Franklin Holding’s Prepackaged Plan.

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

During the six months ended June 30, 2014, the Company paid the bankruptcy estate of Franklin Holding approximately $123,000, which included interest of approximately $12,000, in accordance with the terms of the Note. During the six months ended June 30, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $127,000 which included interest of approximately $16,000 in accordance with the terms of the Note.

At June 30, 2014 and December 31, 2013, the Company had approximately $684,000 and $795,000, respectively, outstanding under this note payable.

In August 2013, Mr. Axon advanced $60,000 on a non-interest basis to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients. The Company and Mr. Axon entered into a promissory note whereby the note is payable to Mr. Axon only in the event that Mr. Axon exercises his irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties of the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon. At both June 30, 2014 and December 31, 2013, the Company had $60,000 outstanding under this note payable.

7.	FINANCING AGREEMENT

The Company has available credit under a credit facility with The Huntington National Bank (the Bank) and Huntington Finance, LLC (the Licensing Credit Agreement), which includes a revolving loan facility of $1 million and a $6.5 million letter of credit facility, both of which are secured by cash collateral in the amount of $7.5 million. On March 26, 2014, the Company entered into a seventh amendment to its Licensing Credit Agreement with the Bank. The Licensing Credit Agreement, as amended, extended the termination date to March 31, 2015 and granted a forbearance, until March 31, 2015, from the exercise of rights and remedies with respect to cash pledged as collateral (under a second-priority lien) triggered by the failure of subsidiaries of its former parent company, Franklin Holding, not including Franklin Credit, to pay in full the amounts due upon the March 31, 2012 maturity of a legacy credit agreement with the Bank for those entities and the bankruptcy filing of Franklin Holding.

For the three and six months ended June 30, 2014, the Company earned interest income of approximately $3,800 and $7,500, respectively, on the cash collateral of $7.5 million. For the three and six months ended June 30, 2013, the Company earned interest income of approximately $3,800 and $8,100, respectively, on the cash collateral of $7.5 million.

At June 30, 2014, the Company had no debt outstanding under the revolving line; and, at June 30, 2014, the Company had approximately $4.0 million of undrawn letters of credit issued under the letter of credit facility.

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

As of June 30, 2014 and December 31, 2013, the Company had tax net operating loss carryforwards with the state of New Jersey totaling approximately $8.1 million and $6.9 million, respectively. As of June 30, 2014 and December 31, 2013, the Company had Federal tax net operating loss carryforwards totaling approximately $8.4 million and $7.2 million, respectively. The net operating loss carryforwards expire in various years beginning in 2019 through 2032.

9.	CERTAIN CONCENTRATIONS

Third-Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of June 30, 2014, were heavily concentrated with loans serviced for related parties. As of June 30, 2014, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At June 30, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At June 30, 2014 and December 31, 2013, the Company serviced and provided recovery collection services on a total population of approximately 29,050 and 29,950 loans, respectively (approximately 81% and 79%, respectively, of the total loans serviced), with approximately $1.4 billion and $1.5 billion, respectively, of unpaid principal balance for the Bosco-related entities. Bosco II is the Company’s largest servicing client.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for third-party entities at June 30, 2014:

Location	June 30, 2014
California	26.02%
Florida	12.28%
New York	8.14%
Texas	5.11%
New Jersey	4.02%
Illinois	3.79%
Nevada	3.49%
Georgia	2.87%
Maryland	2.84%
Virginia	2.82%
All Others	28.62%
100.00%

Financing – The Company’s available credit facility is with one financial institution, the Bank.

10.	RELATED PARTY TRANSACTIONS

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

As of June 30, 2014, Mr. Axon has made capital contributions aggregating $2.6 million and has been issued a total of 1,300,000 shares of Preferred Stock. Mr. Axon, on each of July 18 and July 23, 2014, was issued 100,000 shares of Preferred Stock at the price of $2 per share, which Mr. Axon paid in cash on each of those respective dates, for an aggregate price of $400,000. Accordingly, when combined with the prior issuances, Mr. Axon has been issued a total of 1,500,000 shares of Preferred Stock under the terms of the Capitalization Agreement. See Note 11.

Bosco-Related Entities – At June 30, 2014, the Company’s specialty servicing and collection business serviced, provided recovery collection services and actively managed approximately 29,050 first and second-lien loans for the Bosco entities, which are related-party entities of the Company (the Bosco entities are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder), as follows: approximately 1,700 home equity loans for Bosco I; approximately 22,350 subordinate-lien loans for Bosco II; approximately 470 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 540 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately three (3) real estate owned properties serviced for Bosco IV; approximately 2,320 non-performing subordinate-lien loans serviced for Bosco V; and, approximately 1,670 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI. In general, servicing fees for first-lien and second-lien loans and certain loans based on loan level delinquency or status in bankruptcy or foreclosure are assessed on a per unit fee basis or a percentage of monthly collections for loans based on the stage of delinquency or for settlements, property dispositions and other collections; servicing fees for delinquent subordinate-lien residential mortgage loans are assessed based on a percentage of monthly collections; and the Company is entitled to reimbursement of certain third-party fees and expenses incurred in the servicing and collection of the loans.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.1 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.7 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively.

Bosco I Servicing Agreement – In May 2008, the Company entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately 2,740 residential home equity line of credit mortgage loans aggregating approximately $245 million. Bosco I was organized by the Company, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. The Company’s servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended. Although Bosco I is still the owner of the collateral and the Company remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue to permit the Company to remain the servicer of the mortgage loans. The Bosco I servicing agreement also expired on May 28, 2011; however, the Company continues to service the Bosco I loans on a month-to-month basis.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $195,000 and $174,000 for the three months ended June 30, 2014 and 2013, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $345,000 and $324,000 for the six months ended June 30, 2014 and 2013, respectively. On February 27, 2009, at the request of the Bosco I lenders, the Company adopted a revised fee structure, which was approved by the Company’s Audit Committee. The revised fee structure provided that, for the next 12 months, the Company’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I’s lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of the Company’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.

On October 29, 2009, at the additional request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, a further revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

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

As of June 30, 2014, no deferred servicing fees per the Bosco I amendments have been accrued.

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

On February 8, 2012, the Company entered into a terms agreement (the “Terms Agreement”), effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately 7,100 subordinate-lien residential mortgage loans (Bosco II-2). The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice. The Company is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. Pursuant to the Terms Agreement, the subservicing of the mortgage loans are governed by the loan servicing agreement dated and made effective as of November 19, 2010 between the Company and the Bosco Credit II, LLC trust and a new servicing fee schedule for this pool of loans. The Company subservices these loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. The Terms Agreement was ratified by the Company’s Audit Committee.

The Company facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

On August 24, 2012, the Company entered into another terms agreement with the trust for Bosco II to service effective September 2012 an additional pool of approximately 442 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections (Bosco II-3). The Company is entitled to reimbursement of certain third-party fees and expenses incurred by the Company in the servicing and collection of the loans. The servicing of these loans may be terminated without cause and without penalty upon thirty days prior written notice. This terms agreement was ratified by the Company’s Audit Committee.

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for both three–month periods ended June 30, 2014 and 2013 of approximately $1.4 million. Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for the six months ended June 30, 2014 and 2013 of approximately $2.5 million and $2.8 million, respectively.

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

Included in the Company’s revenues for the three months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco III portfolio of approximately $58,000 and $97,000, respectively. Included in the Company’s revenues for the six months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco III portfolio of approximately $117,000 and $153,000, respectively.

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

Included in the Company’s revenues for the three months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $600 and $1,000, respectively. Included in the Company’s revenues for the six months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $1,000 and $5,000, respectively.

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

In October 2012, the Company entered into a terms agreement with the trust for Bosco V to service an additional pool of approximately 900 subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections (Bosco V-2). The Company’s services may be terminated with respect to some or all of these assets without cause and without penalty on thirty days’ prior written notice. The terms agreement was ratified by the Company’s Audit Committee.

At June 30, 2014, the Company serviced a total of approximately 2,320 loans for Bosco V.

Included in the Company’s revenues for the three months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $3,000 and $16,000, respectively. Included in the Company’s revenues for the six months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $4,000 and $23,000, respectively.

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

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City, in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. The Company’s carrying value of Unit 6 at June 30, 2014 was $219,000. The personal loan to Mr. Axon by the third-party lender is outstanding.

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

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten-month period. At June 30, 2014, the balance of deferred and unpaid servicing fees had been paid in full. The Company’s services may be terminated only for cause. See Note 4.

Included in the Company’s revenues for the three months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $80,000 and $132,000. Included in the Company’s revenues for the six months ended June 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $188,000 and $271,000, respectively.

Sublease to a Related Entity – Effective June 1, 2014, the Company, as sublesssor, subleased approximately 3,217 rentable square feet of office space, which the Company had used for administrative offices to RMTS, LLC (“RMTS”), for a term ending December 31, 2019 with a base rent, which includes the rent for the nonexclusive use of common areas, of approximately $128,000 annually, payable in monthly installments of $10,704, with annual rent escalations. The sublease was approved by the Company’s Audit Committee. The Company’s administrative and executive offices, which consist of approximately 31,000 square feet, remains in a secure space separate and apart from RMTS, except that the reception entrance, lobby, rest rooms are shared as common areas.

Other Related Party Transactions with the Company’s Chairman – At June 30, 2014, the Company had an outstanding payable to an affiliate, RMTS, of approximately $59,000 for certain business expenses that were paid by RMTS, LLC.

In August 2013, Mr. Axon advanced $60,000 to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients. See Note 6.

The Company entered into a collection services agreement, effective in December 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses advanced by the Company as servicer in the normal course of servicing the loans in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three months ended June 30, 2014 and 2013 amounted to approximately $6,000 and $10,000, respectively. The collection fees earned by the Company under this collection services agreement during the six months ended June 30, 2014 and 2013 amounted to approximately $39,000 and $20,000, respectively.

In February 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the six months ended June 30, 2014 and 2013 were not significant.

Mr. Axon is also a 3% minority limited partner investor with an unrelated servicing client through an entity controlled by Mr. Axon, Bosco Credit VII, LLC.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, the Company’s former parent company, on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended June 30, 2014 and 2013, approximately $7,000 and $10,000, respectively, of such costs was billed to Franklin Holding for such services. For the six months ended June 30, 2014 and 2013, approximately $15,000 and $26,000, respectively, of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material. See Note 6.

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

As part of the Capitalization Agreement, Mr. Axon, in November and December 2013, made his required monthly minimum $200,000 cash capital contributions, and on December 19, 2013 made an additional cash capital contribution of $300,000, for a total cash capital contribution to the Company of $500,000, as payment for shares of Preferred Stock. Accordingly, Mr. Axon was issued an aggregate 350,000 shares of Preferred Stock at the price of two dollars ($2.00) per share, for the payments made in November and December 2013. During both the three months ended June 30, 2014 and March 31, 2014, Mr. Axon made his required monthly minimum $200,000 cash capital contributions, for a total of $600,000 for each quarterly period, in exchange for which the Company issued an additional 300,000 shares of Preferred Stock in each quarterly period to Mr. Axon at $2 per share.

Mr. Axon as of June 30, 2014 has contributed a total of $2.6 million and has been issued a total of 1,300,000 shares of Preferred Stock under the terms of the Capitalization Agreement. Mr. Axon, on each of July 18 and July 23, 2014, was issued 100,000 shares of Preferred Stock at the price of $2 per share, which Mr. Axon paid in cash on each of those respective dates, for an aggregate price of $400,000. Accordingly, when combined with the prior issuances, Mr. Axon has been issued a total of 1,500,000 shares of Preferred Stock under the terms of the Capitalization Agreement. At June 30, 2014, the Company has accrued $79,000 in dividends on the preferred stock pursuant to the Capitalization Agreement. The dividend is shown as a reduction to Retained earnings in Stockholders’ equity.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City (Regulatory Net Worth). The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain a Regulatory Net Worth of approximately $460,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have a Regulatory Net Worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in Regulatory Net Worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an operating loss of $2.9 million during the year ended December 31, 2013, and an operating loss of $897,000 during the three months ended June 30, 2014.

At June 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the Regulatory Net Worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive Regulatory Net Worth), Michigan (which is $100,000), and New York State (which was $460,000 at June 30, 2014) and approval requirements for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At June 30, 2014, the Company’s Regulatory Net Worth was negative $3.9 million. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of other states too.

By letter dated May 8, 2013, the New York State Department of Financial Services (the Department) requested that the Company submit a written capital plan (the Plan), which the Company submitted on June 13, 2013. The Plan addressed (i) the minimum level of Regulatory Net Worth and liquidity the Company expects to maintain for the application processing purpose, noting that in establishing a minimum Regulatory Net Worth, the Department expects sufficient coverage of the servicing portfolio to be maintained with the goal of achieving regulatory compliance with New York rules; (ii) the type and projected levels of activities in which the Company will engage during the term of the Plan; (iii) whether the Company maintains reserves for escrow funds held, how such reserves are established and where such reserves are maintained; and (iv) how the Company intends to achieve its compliance, on an ongoing basis, with Regulatory Net Worth limits based on a percentage of aggregated loans serviced and New York loans serviced on 1-4 family residential homes.

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

The Plan proposed, in general terms and with a 90-day cure period, that during the duration of the Plan net worth, as defined under GAAP, would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory Net Worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and Regulatory Net Worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock.

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

At June 30, 2014, the Company is in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) has decreased to $4.5 million, which is below the $5.0 million minimum amount required under the Plan. Notably, the Company at June 30, 2014 had $2.6 million in temporary equity which would have remedied this deficiency. However, the temporary equity will not be recognized until the exercise of Mr. Axon’s option to purchase the Real Estate. The Company has until September 28, 2014 to either cure this deficiency or submit a written plan acceptable to the Department describing the primary means and timing to increase GAAP net worth to at least $5.0 million.

The Company has requested that Mr. Axon consider purchasing the remaining shares of Preferred Stock and exercising his Option to purchase the Real Estate under the Capitalization Agreement on or before September 28, 2014, so that the Company may cure its default under the Plan. Mr. Axon is not obligated to do so under the Capitalization Agreement and there is no guarantee that the Company will successfully secure such an accommodation from Mr. Axon. Further, based on the Company’s Regulatory Net Worth and business prospects at June 30, 2014, it is anticipated that the Company will not be able to regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. Accordingly, the Company expects to file an amended Plan, with a requested extension deadline, for the Department’s consideration. There is no assurance that the Department will find any proposed amended Plan to be acceptable or that the Company will be able to continue to service New York mortgage loans if it does not cure the default under the Plan by September 28, 2014 or satisfy Regulatory Net Worth requirements by November 1, 2014, failing which, in either case, our business and business opportunities will be adversely affected and we may not be able to retain, in whole or in part, certain current servicing contracts.

State regulators in Illinois, Michigan and Massachusetts were previously notified of the deficiency in Regulatory Net Worth. Although the Regulatory Net Worth requirements are lower in those states, there can be no assurance that administrative action will not be taken by those states or that such states would find the Plan to be acceptable.

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

The following table summarizes the major Collection, general and administrative expense categories for the three and six months ended June 30, 2014 and 2013. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees, outside auditing fees and other professional and consulting fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Salaries and benefits expenses	$1,841,373	$1,867,668	$3,648,496	$3,777,715
Facility costs	361,350	458,919	727,416	930,023
Communication/technology costs	204,871	238,226	410,748	462,583
Professional fees	213,957	318,617	545,080	638,330
All other expenses	388,716	454,742	765,949	978,772
Total	$3,010,267	$3,338,172	$6,097,689	$6,787,423

Included in All other expenses during the six months ended June 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000.

15.	SUBSEQUENT EVENT

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to the “Company,” “Franklin Credit,” “we,” “our” and “us” refer to Franklin Credit Management Corporation (“FCRM”). References to “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco II-2” refers to Bosco Credit II-2, LLC; “Bosco II-3” refers to Bosco Credit II-3, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; “Bosco V” refers to Bosco Credit V, LLC; “Bosco V-2” refers to Bosco Credit V-2, LLC; and, “Bosco VI” refers to Bosco Credit VI, LLC.

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

Safe Harbor Statements. Statements contained herein and in Franklin Credit’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause Franklin Credit’s actual results, performance or achievements to be materially different from Franklin Credit’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe Franklin Credit’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Franklin Credit’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) Franklin Credit’s ability to profitably build upon its current servicing and collection business; (iii) Franklin Credit’s relations with its lender and its servicing clients; (iv) Franklin Credit’s ability to obtain renewals of its credit agreement with its lender or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to Franklin Credit’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of Franklin Credit’s regulatory compliance and regulatory audits and ability to satisfy regulatory net worth requirements; (viii) the risk that legal or regulatory proceedings could be brought against Franklin Credit which could adversely affect its financial results; (ix) Franklin Credit’s ability to adapt to and implement technological changes; (x) Franklin Credit’s ability to attract and retain qualified employees; (xi) Franklin Credit’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in Franklin Credit’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) Franklin Credit’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of Franklin Credit’s common stock from its former parent company (referred to as “Franklin Holding”); (xv) ability to advance costs and expenses or pay defense costs associated with the servicing or collection of loans for third parties; (xvi) the Company’s dependence on capital contributions from Thomas J. Axon, the Company’s Chairman, President and majority stockholder (“Mr. Axon”), to fund its operating deficits and to meet its regulatory net worth requirements. and, (xvii) other risks that will be detailed from time to time in Franklin Credit’s filings with the Securities and Exchange Commission (“SEC”). Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in the Company’s SEC reports and filings, including, but not limited to, those factors discussed under the caption “Risk Factors,” which the Company urges its investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of June 30, 2014 are described in Note 2 to the Financial Statements. As of June 30, 2014 and December 31, 2013, we have identified income taxes as the Company’s most critical accounting policy and estimate. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements. Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time. Section 107 of the JOBS Act provides that an emerging growth company, such as the Company, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of the dates of the Financial Statements the Company has complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, the Company’s Financial Statements included herein are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

At June 30, 2014, the portfolio of residential mortgage loans and real estate assets serviced for other entities consisted of 36,100 loans representing $1.8 billion of unpaid principal balance (“UPB”). At June 30, 2014, approximately 29,050 loans were serviced for the Bosco-related entities.

As of June 30, 2014, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At June 30, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected. See Note 10 to the Financial Statements.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 81% of both the number of loans and the total UPB of loans serviced at June 30, 2014. Bosco II is the Company’s largest servicing client.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.1 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 71% and 65% of the total servicing revenues earned during the six months ended June 30, 2014 and 2013, respectively. Included in servicing revenues for the six months ended June 30, 2014, were servicing termination penalties received from the Company’s first significant unrelated party client (the “Legacy Client”) in the amount of approximately $433,000. Included in servicing revenues for the six months ended June 30, 2013 was a servicing termination penalty received from the Company’s Legacy Client in May 2013 in the amount of $290,000. Excluding from total servicing revenues the servicing termination penalties received from the Company’s Legacy Client in March 2014 and in May 2013, the servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 79% and 69% of the total servicing revenues earned during the six months ended June 30, 2014 and June 30, 2013, respectively. See Note 10 to the Financial Statements.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio of residential mortgage loans at June 30, 2014 and December 31, 2013.

	June 30, 2014
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	13,784	$716,579,848	40.51%
Condos, co-ops, PUD (planned urban development) dwellings	1,935	95,168,381	5.38%
Manufactured and mobile homes	248	3,415,021	0.19%
Secured, property type unknown(1)	969	20,640,860	1.17%
Commercial	25	1,182,430	0.07%
Unsecured loans(2)	19,004	931,698,949	52.68%
Total	35,965	$1,768,685,489	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,152	$823,848,997	43.04%
Condos, co-ops, PUD (planned urban development) dwellings	2,068	104,720,137	5.47%
Manufactured and mobile homes	295	6,215,485	0.33%
Secured, property type unknown(1)	1,027	21,546,285	1.13%
Commercial	31	1,960,882	0.10%
Unsecured loans(2)	19,431	955,750,451	49.93%
Total	38,004	$1,914,042,237	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of June 30, 2014, by unpaid principal balance.

		June 30, 2014
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$86,585,934	4.90%
Delinquent	31 – 60 days	7,884,457	0.45%
	61 – 90 days	4,306,324	0.24%

Nonperforming – Delinquent	91 – 120 days	1,211,270	0.07%
	120+ days	1,305,648,901	73.82%

Modified Loans – Current	0 – 30 days	26,783,374	1.51%
Delinquent	31 – 60 days	4,583,523	0.26%
	61 – 90 days	2,344,733	0.13%
	91 – 120 days	258,687	0.02%
	120+ days	13,130,162	0.74%

Bankruptcy – Current	0 – 30 days	7,965,417	0.45%
Delinquent	31 – 60 days	1,628,598	0.09%
	61 – 90 days	717,518	0.04%
	91 – 120 days	510,446	0.03%
	120+ days	221,998,531	12.55%

Foreclosure – Current	0 – 30 days	159,739	0.01%
Delinquent	31 – 60 days	—	—
	61 – 90 days	—	—
	91 – 120 days	—	—
	120+ days	82,967,875	4.69%

	Total	$1,768,685,489	100.00%
All current loans	0 – 30 days	$121,494,464	6.87%

Included in the above table were second-lien mortgage loans in the amount of $1.55 billion, of which $75.6 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at June 30, 2014 was: $84.5 million, or 6%, were performing, $1.23 billion, or 79%, were nonperforming; $35.2 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $205.1 million, or 13%, were in bankruptcy; and $100,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of June 30, 2014, by loan count.

		June 30, 2014
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	2,516	7.00%
Delinquent	31 – 60 days	180	0.50%
	61 – 90 days	103	0.29%

Nonperforming – Delinquent	91 – 120 days	33	0.09%
	120+ days	27,305	75.92%

Modified Loans – Current	0 – 30 days	549	1.52%
Delinquent	31 – 60 days	54	0.15%
	61 – 90 days	26	0.07%
	91 – 120 days	3	0.01%
	120+ days	312	0.87%

Bankruptcy – Current	0 – 30 days	284	0.79%
Delinquent	31 – 60 days	44	0.12%
	61 – 90 days	20	0.06%
	91 – 120 days	10	0.03%
	120+ days	4,163	11.57%

Foreclosure – Current	0 – 30 days	1	—
Delinquent	31 – 60 days	—	—
	61 – 90 days	—	—
	91 – 120 days	—	—
	120+ days	362	1.01%

	Total	35,965	100.00%
All current loans	0 – 30 days	3,350	9.31%

Included in the above table were 33,103 second-lien mortgage loans, of which 2,428 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at June 30, 2014 was: 2,684 loans, or 8%, were performing; 25,212 loans, or 76%, were nonperforming; 870 loans, or 3%, were modified due to delinquency or the borrower’s financial difficulty; 4,336 loans, or 13%, were in bankruptcy; and one loan, or less than 1%, was in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the serviced for others portfolio of residential mortgage loans (exclusive of real estate assets) at June 30, 2014 and December 31, 2013:

	June 30, 2014
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	2,862	$218,751,072	12.37%
2nd Liens	33,103	1,549,934,417	87.63%
Total	35,965	$1,768,685,489	100.00%

	December 31, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,783	$311,032,669	16.25%
2nd Liens	34,221	1,603,009,568	83.75%
Total	38,004	$1,914,042,237	100.00%

The following tables set forth information regarding the geographic location of properties securing the serviced for others portfolio of residential mortgage loans at June 30, 2014 and December 31, 2013:

	June 30, 2014
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,523	$460,205,489	26.02%
Florida	3,979	217,154,841	12.28%
New York	1,720	143,949,020	8.14%
Texas	3,474	90,356,174	5.11%
New Jersey	792	71,035,188	4.02%
Illinois	1,545	67,090,349	3.79%
Nevada	997	61,774,950	3.49%
Georgia	1,487	50,820,786	2.87%
Maryland	800	50,170,211	2.84%
Virginia	721	49,873,760	2.82%
All Others	14,927	506,254,721	28.62%
Total	35,965	$1,768,685,489	100.00%

	December 31, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,714	$476,911,652	24.92%
Florida	4,237	232,565,785	12.15%
New York	1,818	156,056,772	8.15%
New Jersey	3,597	95,822,154	5.01%
Texas	920	94,011,985	4.91%
Illinois	1,619	71,264,632	3.72%
Nevada	1,038	64,265,828	3.36%
Georgia	1,576	56,592,551	2.96%
Maryland	849	55,177,186	2.88%
Virginia	765	53,093,823	2.77%
All Others	15,871	558,279,869	29.17%
Total	38,004	$1,914,042,237	100.00%

Real Estate Assets Serviced for Others

At June 30, 2014, the Company serviced for other entities 106 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $21.5 million. At December 31, 2013, the Company serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the three months ended June 30, 2014, 20 REO properties, obtained on foreclosed loans that had an aggregate UPB of $3.5 million, were sold. During the six months ended June 30, 2014, 35 REO properties, obtained on foreclosed loans that had an aggregate UPB of $5.7 million, were sold.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Overview. At June 30, 2014, the Company had total assets of $17.5 million, stockholders’ equity of $4.5 million and Preferred stock (temporary equity) of $2.6 million. At June 30, 2014, including Preferred stock of $2.6 million, the Company’s net worth was $7.1 million. At December 31, 2013, including Preferred stock of $1.4 million, the Company’s net worth was $7.1 million. Stockholders’ equity at December 31, 2013 was $5.7 million and Preferred stock (temporary equity) of $1.4 million. See Note 11 to the Financial Statements.

The Company had a net loss of $897,000 for the three months ended June 30, 2014, compared with a net loss of $275,000 for the three months ended June 30, 2013. The Company had a net loss per common share of $0.09 on a basic and diluted basis for the three months ended June 30, 2014, compared with a net loss per common share of $0.03 on a basic and diluted basis for the three months ended June 30, 2013. The Company earned servicing revenues of approximately $9,000 during the three months ended June 30, 2014 from servicing the remaining loans for its Legacy Client (following the transfer of substantially the entire portfolio of loans serviced for the Legacy Client, which were sold by the Legacy Client in a series of sales in May 2013, October 2013 and March 2014), compared with approximately $938,000 of servicing revenues received from its Legacy Client during the three months ended June 30, 2013, which included a servicing termination fee of $290,000 received for the loans sold by its Legacy Client. The Company currently services those loans that were sold by the Legacy Client in October 2013 (totaling approximately 686 loans and real estate assets with a UPB of approximately $142.0 million) to an unrelated institutional investor (the “New Client”). Included in servicing revenues during the three months ended June 30, 2014 were servicing fees earned from servicing loans for the New Client in the amount of approximately $211,000.

Revenues decreased by $965,000 to $2.2 million for the three months ended June 30, 2014, from $3.1 million for the three months ended June 30, 2013. Servicing revenues from the Company’s Legacy Client decreased by $929,000 as all but one pool of mortgage loans serviced by the Company for the Legacy Client were sold to third-party purchasers (unrelated institutional investors of loans and related assets) who had their own servicing capabilities. In October 2013, the Company entered into a servicing agreement with the New Client to service that one pool of loans it had purchased from the Legacy Client. Included in servicing revenues for the three months ended June 30, 2013 was a termination servicing fee received in May 2013 of $290,000 from the sale of loans by the Company’s Legacy Client. Excluding this servicing termination fee, servicing revenues decreased by $749,000 for the three months ended June 30, 2014 to $2.0 million, from $2.7 million for the three months ended June 30, 2013, as the servicing for a significant number of the loans sold by the Company’s Legacy Client were not retained by the Company and the Company has not replaced or supplemented the transferred servicing with significant new servicing contracts. The decrease in servicing and collection fees also was due to other declining portfolios of loans serviced for other third parties. Partially offsetting this decrease in servicing revenues from the Legacy Client were servicing fees recognized from the Company’s New Client, which amounted to $211,000 during the three months ended June 30, 2014, and an increase in Other income principally due to recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.7 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 86% and 62% of the total servicing revenues earned during the three months ended June 30, 2014 and 2013, respectively. Included in servicing fees recognized from servicing the portfolios for the Bosco-related entities for the three months ended June 30, 2013 was a servicing termination penalty received from the Company’s Legacy Client in May 2013 in the amount of $290,000. Excluding the servicing termination fee received from total servicing revenues in the three months ended June 30, 2013, the servicing revenues earned from servicing the loan portfolios for the Bosco-related entities represented approximately 68% of the total servicing revenues earned during the three months ended June 30, 2013.

As of June 30, 2014, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate; five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party (the New Client). At June 30, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties.

At June 30, 2014, the Company actively serviced and provided recovery collection services on a total population of approximately 36,100 loans and real estate properties, including approximately 29,050 loans for all of the Bosco-related entities.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended June 30, 2014 and 2013, approximately $7,000 and $10,000, respectively, of such costs were billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material.

Revenues. Revenues decreased by $965,000, or 31%, to $2.2 million for the three months ended June 30, 2014, from $3.1 million for the three months ended June 30, 2013. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $1.0 million to $2.0 million for the three months ended June 30, 2014, compared to $3.0 million during the three months ended June 30, 2013. The Company earned servicing revenues of approximately $9,000 during the three months ended June 30, 2014 from servicing the remaining loans for its Legacy Client (loans sold in May 2013, October 2013 and March 2014), compared with $938,000 of servicing revenues earned from its Legacy Client during the three months ended June 30, 2013. Excluding the servicing termination fee of $290,000 received during the three months ended June 30, 2013 for the loans sold by the Legacy Client in May 2013, servicing income decreased by $749,000, or 27%, to $2.0 million during the three months ended June 30, 2014 from $2.7 million during the corresponding three months in the prior year. The decrease in servicing and collection fees earned was principally the result of the absence of servicing and collection fees earned on the portfolio of loans serviced by the Company for the Legacy Client due to the sale of a substantially all of the mortgage portfolio in May 2013, October 2013 and March 2014 by the Legacy Client, which except for the October 2013 loan sale were not replaced or supplemented with significant new servicing contracts. The Company entered into a servicing agreement with the New Client to continue to service the loans sold in October 2013 for a minimum period of nine months at principally the same fee structure as the Company’s prior servicing fee structure with the Legacy Client. The Company’s servicing revenues earned for the three months ended June 30, 2014 from this New Client amounted to $211,000. The Company experienced approximately a $158,000 net decrease in servicing and collection fees earned from the servicing contracts for the Bosco entities during the three months ended June 30, 2014 due principally to (i) $1.2 million earned for the three months ended June 30, 2014 from the Bosco II and Bosco II-3 portfolios compared with $1.3 million earned for the three months ended June 30, 2013, (ii) $58,000 earned from the Bosco III portfolio for the three months ended June 30, 2014 compared with $97,000 earned for the three months ended June 30, 2013, (iii) $80,000 earned for the three months ended June 30, 2014 from the Bosco VI servicing contract compared with $132,000 earned for the three months ended June 30, 2013, and (iv) $3,000 earned for the three months ended June 30, 2014 from two servicing contracts entered into with Bosco IV and V entities compared with $17,000 earned for the three months ended June 30, 2013. Servicing revenues from servicing the Bosco I and Bosco II-2 portfolios increased by $69,000 to $374,000 for the three months ended June 30, 2014. Servicing fees from all other unrelated third-party servicing clients decreased by approximately $164,000 during the three months ended June 30, 2014.

Other income (principally rental income, and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) increased by $75,000, or 63%, to $194,000 during the three months ended June 30, 2014, from $119,000 during the corresponding three months of 2013. This increase was principally the result of a recovery of a legal settlement recognized in June 2014 in the amount of $110,000. Partially offsetting this increase in revenue for the three months ended June 30, 2014 were decreased revenues of (i) $27,000 in rental income for the subleasing of leased office space due to the lease expiration on December 31, 2013, (ii) $3,000 in management fees for services provided by the Company to the bankruptcy estate of its former parent (Franklin Holding), and (iii) $5,000 in miscellaneous income during the three months ended June 30, 2013.

Operating Expenses. Operating expenses decreased by $381,000, or 11%, to $3.0 million during the three months ended June 30, 2014 from $3.4 million during the same period in 2013. Total operating expenses include collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses decreased by $328,000, or 10%, to $3.0 million during the three months ended June 30, 2014, from $3.3 million during the corresponding three-month period in 2013. Salary and employee benefits expenses decreased by $26,000, or 1%, to $1.8 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The number of servicing employees increased to 72 at June 30, 2014 from 71 employees at June 30, 2013, and from 67 employees at December 31, 2013. Included in the reduction in salary expense was a $13,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 93 employees at June 30, 2014, compared with 96 employees at June 30, 2013 and 88 employees at December 31, 2013. Communications and technology costs decreased by $33,000 during the three months ended June 30, 2014, from $238,000 during the corresponding period in 2013, while Facility costs decreased by $98,000 to $361,000 during the three months ended June 30, 2014, from $459,000 during the corresponding period in 2013 principally due to a negotiated lease renewal of the Company’s office space that results in reduced rental costs over the term of the lease extension. Professional fees decreased by $105,000 to $214,000 during the three months ended June 30, 2014, from $319,000 during the corresponding period in 2013, principally due to decreases of (i) $86,000 in IT contractors utilized for special projects (ii) $37,000 in various outside legal fees (principally due to fewer settlements of routine servicing matters and ongoing corporate litigation cases), (iii) $26,000 in tax consulting and review services, principally due to the timing and a reduction in those costs, and (iv) $10,000 for public company related fees. These decreases in professional fees were somewhat offset by a increase of $54,000 in placement and consulting services for our IT group for the period ended June 30, 2014 as compared to the same period last year. All other expenses decreased by $66,000, or 15%, to $389,000 during the three months ended June 30, 2014, from $455,000 during the three months ended June 30, 2013. Included in All other expenses (collection, general and administrative expenses) during the three months ended June 30, 2014 was a decrease in collection expenses of $13,000. Various other general and administrative expenses decreased by approximately $53,000 during the three months ended June 30, 2014, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $6,000 for the three months ended June 30, 2014, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. Interest expense amounted to $8,000 for the three months ended June 30, 2013.

Depreciation expenses decreased by $52,000 to $20,000 in the three months ended June 30, 2014 due to the full depreciation of certain assets, compared with the same three-month period of 2013.

Net Loss. Net loss in the three months ended June 30, 2014 increased by $622,000 to a net loss of $897,000 from a net loss of $275,000 during the three months ended June 30, 2013, for the reasons set forth above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Overview. The Company had a net loss of $1.2 million for the six months ended June 30, 2014, compared with a net loss of $1.3 million for the six months ended June 30, 2013. The Company had a loss per common share for the six months ended June 30, 2014 and 2013 of $0.12 and $0.13, respectively, on a basic and diluted basis. Included in the net loss of $1.2 million for the six months ended June 30, 2014 were termination fees of approximately $433,000 earned for the sales in March 2014 of substantial portions of the serviced mortgage portfolio by the Company’s Legacy Client, the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000 and a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000 (related to the Company’s relocation of its operations to the state of New Jersey in 2005). Included in the net loss of $1.3 million for the six months ended June 30, 2013 was a termination fee of approximately $290,000 earned from the sale in May 2013 of a substantial portion of the serviced mortgage portfolio by the Company’s Legacy Client.

Revenues decreased by $618,000, or 11%, to $5.0 million for the six months ended June 30, 2014, from $5.7 million for the six months ended June 30, 2013. Servicing revenues decreased for the six months ended June 30, 2014 to $4.4 million, from $5.4 million for the six months ended June 30, 2013, as the servicing of a significant number of the loans sold by the Legacy Client were not retained by the Company and the Company has not replaced or supplemented the transferred servicing with significant new servicing contracts. Servicing revenues decreased by $865,000 from the Legacy Client as all but one pool of mortgage loans serviced by the Company for the Legacy Client were sold to third-party purchasers (unrelated institutional investors of loans and related assets) who had their own servicing capabilities or alternatives. Included in servicing revenues for the six months ended June 30, 2014 and June 30, 2013 were termination fees of approximately $433,000 and $290,000, respectively, earned from the sales of substantial portions of the mortgage portfolio in March 2014 and in May 2013 by the Legacy Client. Partially offsetting the decrease in servicing revenues from the Legacy Client (the Company entered into a servicing agreement with the purchaser, the New Client, of a pool of loans sold in October 2013 by the Legacy Client) were servicing fees recognized from the Company’s New Client that amounted to $438,000 during the six months ended June 30, 2014. The decrease in servicing and collection fees was also due to other declining portfolios of loans serviced for other third parties, which decreased by approximately $179,000 during the six months ended June 30, 2014.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $3.1 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 71% and 65% of the total servicing revenues earned during the six months ended June 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 79% and 69%, respectively, of the total servicing revenues, excluding from total servicing revenues the termination fees paid by the Legacy Client for the sales of portions of the mortgage portfolio serviced on its behalf by the Company, during the six months ended June 30, 2014 and 2013.

Also partially offsetting the decreases in servicing revenues in the six months ended June 30, 2014 was an increase in Other income, principally the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000 and a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000.

Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $190,000 for the six months ended June 30, 2014, and at June 30, 2014 had accumulated to approximately $3.6 million. The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the six months ended June 30, 2014 and 2013, approximately $15,000 and $26,000, respectively, of such costs were billed to Franklin Holding for such services.

Revenues. Revenues decreased by $618,000, or 11% to $5.0 million during the six months ended June 30, 2014, from $5.7 million during the same six-month period in 2013. Revenues include servicing fees, other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $1.0 million, or 18%, to $4.4 million during the six months ended June 30, 2014 from $5.4 million during the corresponding six months in the prior year. The decrease in servicing and collection fees earned was principally the result of the absence of servicing and collection fees earned from its Legacy Client due to its sale of substantially all of the mortgage portfolio that had been serviced by the Company for the Legacy Client during a series of transactions occurring in May 2013, October 2013 and March 2014, which except for the October 2013 loan sale were not replaced or supplemented with significant new servicing contracts. Servicing and collection fees earned from the Legacy Client amounted to $674,000 and $1.5 million during the six months ended June 30 2014 and 2013, respectively. The Company entered into a servicing agreement with the New Client to continue to service the loans sold to it by the Legacy Client in October 2013 at principally the same fee structure as the Company’s prior servicing fee structure with the Legacy Client. The Company’s servicing revenues earned for the six months ended June 30, 2014 from the New Client amounted to $438,000. The Company earned termination fees of approximately $433,000 in the six months ended June 30, 2014 for sales of certain portions of the serviced mortgage portfolio in March 2014 by the Company’s Legacy Client, which partially offset the reduced servicing and collection fees earned from the Legacy Client. The Company earned termination fees of $290,000 in the six months ended June 30, 2013 for the sale of a certain portion of the serviced mortgage portfolio in May 2013 by the Legacy Client. In addition, the Company experienced a $390,000 net decrease in servicing and collection fees earned from servicing the Bosco entities during the six months ended June 30, 2014 due principally to (i) $2.2 million earned for the six months ended June 30, 2014 from the Bosco II and Bosco II-3 portfolios compared with $2.5 million earned for the six months ended June 30, 2013, (ii) $117,000 earned from the Bosco III portfolio for the six months ended June 30, 2014 from the $153,000 earned for the six months ended June 30, 2013, (iii) $188,000 earned for the six months ended June 30, 2014 from the Bosco VI servicing contract compared with $271,000 earned for the six months ended June 30, 2013, and (iv) $6,000 earned for the six months ended June 30, 2014 from two servicing contracts entered into with Bosco IV and Bosco V compared with $28,000 earned for the six months ended June 30, 2013. Servicing revenues from servicing the Bosco I and Bosco II-2 portfolios increased by $24,000 to $590,000 for the six months ended June 30, 2014. Servicing fees from all other unrelated third-party servicing clients decreased by approximately $179,000 during the six months ended June 30, 2014.

Other income (principally rental income, due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) increased by $377,000, or 157%, to $617,000 during the six months ended June 30, 2014, from approximately $240,000 during the corresponding six months of 2013. The increase in Other income was principally due to the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000 and a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000.

Operating Expenses. Operating expenses decreased by $799,000, or 13%, to $6.1 million during the six months ended June 30, 2014 from $6.9 million during the same period in 2013. Included in Operating expenses during the six months ended June 30, 2013 was a settlement with the Company’s Legacy Client regarding a foreclosure matter for $150,000. Total operating expenses include, collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses decreased by $690,000, or 10%, to $6.1 million during the six months ended June 30, 2014, from $6.8 million during the corresponding six-month period in 2013. Included in Collection, general and administrative expenses during the six months ended June 30, 2013 was a settlement for $150,000 with the Company’s Legacy Client regarding a foreclosure matter. Salary and employee benefits expenses decreased by $129,000, or 3%, to $3.6 million during the six months ended June 30, 2014, from the six months ended June 30, 2013. The number of servicing employees increased to 72 at June 30, 2014, from 71 employees at June 30, 2013 and 67 employees at December 31, 2013. The Company had 93 employees at June 30, 2014, compared with 96 employees at June 30, 2013 and 88 employees at December 31, 2013. Communications and technology costs decreased by $52,000 to $411,000 during the six months ended June 30, 2014, from $463,000 during the corresponding period in 2013, while Facility costs decreased by $203,000 to $727,000 during the six months ended June 30, 2014, from $930,000 during the corresponding period in 2013 principally due to a negotiated lease renewal of the Company’s office space that resulted in reduced rental costs over the term of the lease extension. Professional fees decreased by $93,000 during the six months ended June 30, 2014 to $545,000, from $638,000 during the corresponding period in 2013, principally due to decreases of (i) $110,000 for IT contractors for special projects, (ii) $17,000 for audit services and $24,000 for tax consulting and review services, both due to the timing of the work as compared to the same period in the prior year, and (iii) $1,000 for public company related fees, which included $26,000 and $36,000 respectively for board fees. These decreases in professional fees were partially offset by increases in professional employee recruiting fees of $48,000, consulting fees of $6,000 and $5,000 in outside legal fees. All other expenses (Collection, general and administrative expenses) decreased by $213,000, or 22%, to $766,000 during the six months ended June 30, 2014, from $979,000 during the six months ended June 30, 2013. Included in All other expenses during the six months ended June 30, 2014 was a decrease of $3,000 in collection-related expenses. All other expenses during the six months ended June 30, 2013 included a settlement with the Company’s Legacy Client regarding a foreclosure matter for $150,000. Various other general and administrative expenses decreased by approximately $60,000 during the six months ended June 30, 2014, principally as a result of generally reduced operating costs throughout the company.

Interest expense incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding, amounted to $12,000 for the six months ended June 30, 2014 compared with $16,000 in the six-month period a year ago.

Depreciation expenses decreased by $106,000 in the six months ended June 30, 2014 due to the full depreciation of certain assets, compared with the same six-month period of 2013.

Net Loss. Net loss for the six months ended June 30, 2014 decreased by $114,000 to a net loss of $1.2 million, from a net loss of $1.3 million during the six months ended June 30, 2013, for the reasons set forth above.

Liquidity and Capital Resources

General. As of June 30, 2014, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Company’s credit facility (the “Licensing Credit Agreement”) with The Huntington National Bank (the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. At June 30, 2014, there was no debt outstanding under the revolving line and approximately $4.0 million of undrawn letters of credit issued under the Licensing Credit Agreement with the Bank. The Licensing Credit Agreement expires on March 31, 2015. See Note 7 to the Financial Statements.

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

At June 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the regulatory net worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive regulatory net worth), Michigan (which is $100,000), and New York State (which for the Company is $460,000) and approval requirements for the Federal Housing Administration (“FHA”) and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). The net worth calculation for those states and agencies is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City (generally referred to as “Regulatory Net Worth”). At June 30, 2014, the Company’s Regulatory Net Worth was negative $3.9 million.

The Company is operating under a capital plan (the “Plan”) with the New York State Department of Financial Services (the “Department”) committing it to maintain GAAP net worth of not less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory Net Worth otherwise required by the Department in cash, cash equivalents or readily marketable securities, which in any event will not be less than $100,000; and Regulatory Net Worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, of not less than negative $1.0 million. The Plan is contingent on the Company regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

At June 30, 2014, the Company is in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) has decreased to $4.5 million, which is below the $5.0 million minimum amount required under the Plan. Notably, the Company at June 30, 2014 had $2.6 million in temporary equity, which would have remedied this deficiency. However, the temporary equity will not be recognized under GAAP until the exercise of Mr. Axon’s option to purchase the Real Estate. The Company has until September 28, 2014 to either cure this deficiency or submit a written plan acceptable to the Department describing the primary means and timing to increase GAAP net worth to at least $5.0 million.

The Company has requested that Mr. Axon consider purchasing the remaining shares of Preferred Stock and exercising his Option to purchase the Real Estate under the Capitalization Agreement on or before September 28, 2014, so that the Company may cure its default under the Plan. Mr. Axon is not obligated to do so under the Capitalization Agreement and there is no guarantee that the Company will successfully secure such an accommodation from Mr. Axon. Further, based on the Company’s Regulatory Net Worth and business prospects at June 30, 2014, it is anticipated that the Company will not be able to regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. Accordingly, the Company expects to file an amended Plan, with a requested extension deadline, for the Department’s consideration. See Note 12 to the Financial Statements.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At June 30, 2014, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

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

At June 30, 2014, the Company had cash and cash equivalents of $634,000 compared with $1.3 million at December 31, 2013. At June 30, 2014, the Company had restricted cash of $13.5 million compared with $15.3 million at December 31, 2013. Included in Restricted cash at June 30, 2014 and December 31, 2013 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $5.9 million and $7.8 million, respectively, that was restricted under the Company’s servicing agreements with third parties. Also included in Restricted cash at both June 30, 2014 and December 31, 2013 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 7 to the Financial Statements.

Net cash used in operating activities was $1.8 million during the six months ended June 30, 2014, compared to $362,000 in net cash used during the six months ended June 30, 2013. The increase in net cash used was principally due to (i) a decrease in Accrued expenses and other current liabilities in the amount of $1.1 million, and (ii) the decrease in the net loss during the six months ended June 30, 2014 in the amount of $181,000 compared to the six months ended June 30, 2013. The decrease in net cash used was somewhat offset by decreases in Receivables and Other assets aggregating $462,000.

Net cash provided by investing activities was less than $1,000 during the six months ended June 30, 2014, compared to $348,000 of net cash provided by investing activities during the six months ended June 30, 2013. The decrease in net cash provided by investing activities was due principally to the payment of $250,000 by Mr. Axon for a portion of the Company’s then outstanding membership interest in Bosco VI during the six months ended June 30, 2013 (there was no such payment in the six months ended June 30, 2014), approximately $36,000 in decreased distributions received from the investment in Bosco VI, and offset somewhat by an increase of $61,000 for leasehold improvements for a portion of the Company’s office space sublet to an affiliated company effective June 1, 2014. See Notes 4 and 10 to the Financial Statements.

Net cash provided by financing activities was $1.1 million during the six months ended June 30, 2014, compared to $389,000 in net cash used in financing activities during the six months ended June 30, 2013. The net cash provided by financing activities during the six months ended June 30, 2014 was the result of an aggregate $1.2 million in capital contributions made by Mr. Axon to the Company during the six months ended June 30, 2014 under the terms of the Capitalization Agreement, compared with $500,000 of contributed capital during the six months ended June 30, 2013. See Note 11 to the Financial Statements.

Borrowings

At June 30, 2014, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 7 to the Financial Statements.

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

Interest Rate Risk

As of June 30, 2014, the Company had no investments in financial assets or borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K, other than as set forth below.

Risks Related to the Company’s Business

•	If the Company’s lender fails to renew its Licensing Credit Agreement for additional terms, the Company’s revolving line of credit and letter of credit facilities will expire on March 31, 2015.

•	The clients for whom the Company services loans may transfer its rights as servicer and the Company may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

•	The Company’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

•	A prolonged economic slowdown or a lengthy or severe recession could harm the Company’s servicing operations, particularly if it results in a decline in the real estate market.

•	The Company’s servicing business is sensitive to, and can be affected by, changes in interest rates.

•	The Company may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

–	If the Company does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect the Company’s operations. At June 30, 2014, the Company is in default under its capital plan (the “Plan”) with the New York State Department of Financial Services (the “Department”) solely because its net worth under GAAP (as opposed to Regulatory Net Worth) has decreased to $4.5 million, which is below the $5.0 million minimum amount required under the Plan. Notably, the Company at June 30, 2014 had $2.6 million in temporary equity which would have remedied this deficiency. However, the temporary equity will not be recognized until the exercise of Mr. Axon’s option to purchase certain real estate owned by the Company (the “Real Estate”). The Company has until September 28, 2014 to either cure this deficiency or submit a written plan acceptable to the Department describing the primary means and timing to increase GAAP net worth to at least $5.0 million.

–	The Company has requested that Mr. Axon consider purchasing the remaining shares of Preferred Stock and exercising his Option to purchase the Real Estate under the Capitalization Agreement on or before September 28, 2014, so that the Company may cure its default under the Plan. Mr. Axon is not obligated to do so under the Capitalization Agreement and there is no guarantee that the Company will successfully secure such an accommodation from Mr. Axon. Further, based on the Company’s Regulatory Net Worth and business prospects at June 30, 2014, it is anticipated that the Company will not be able to regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. Accordingly, the Company expects to file an amended Plan, with a requested extension deadline, for the Department’s consideration. There is no assurance that the Department will find any proposed amended Plan to be acceptable or that the Company will be able to continue to service New York mortgage loans if it does not cure the default under the Plan by September 28, 2014 or satisfy Regulatory Net Worth requirements by November 1, 2014, failing which, in either case, our business and business opportunities will be adversely affected and we may not be able to retain, in whole or in part, certain current servicing contracts.

•	A significant number of the mortgage loans that the Company services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and the Company’s operations could be harmed by economic downturns or other adverse events in these states.

•	The Company may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

•	A number of the second-lien mortgage loans that the Company services may be subordinated to adjustable rate mortgages (“ARM”) or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and defaults and contribute to a decrease in servicing and collection revenues.

•	Legal proceedings and regulatory investigations could be brought or initiated that could adversely affect the Company’s financial results.

•	Given the nature of the industry in which the Company operates, the Company’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

•	The Company is exposed to counterparty risk and there can be no assurances that the Company will manage or mitigate this risk effectively.

•	The success and growth of the Company’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

•	If the Company does not effectively manage changes and growth in its business, its financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm the Company’s business.

•	An interruption in or breach of the Company’s information systems may result in lost business and increased expenses.

•	The Company is exposed to the risk of environmental liabilities with respect to properties to which the Company took title.

•	A loss of the Company’s Chairman and President may adversely affect its operations.

•	Adverse developments in general business, economic and political conditions could have a material adverse effect on the Company’s financial condition and its results of operations.

•	Failures in the Company’s internal controls and disclosure controls and procedures could lead to material errors in the Company’s financial statements and cause the Company to fail to meet its reporting obligations.

Risks Related to the Distribution

•	The Company’s agreements with the bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

•	If the distribution of the Company’s common stock to stockholders of Franklin Holding (the “Distribution”) is determined to be taxable for U.S. Federal income tax purposes, the Company and its stockholders could incur significant U.S. Federal income tax liabilities.

•	Certain adverse tax consequences could result from the Distribution of the Company from Franklin Holding.

•	The Company must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

•	If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, the Company may be required to file a notice or application in such states, which could delay or inhibit the Company’s ability to conduct business in these states.

•	The Company may face potential successor liability.

•	A receivable in the amount of $1.0 million may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as the Company.

Risks Related to the Company’s Securities

•	Thomas J. Axon effectively controls the Company, substantially reducing the influence of the Company’s other stockholders.

•	The Company’s shares of common stock are quoted by broker-dealers on the Over-the-Counter (“OTC”) Markets, which may adversely impact the price and liquidity of the common stock and the Company’s ability to raise capital in the future.

•	The Company’s organizational documents and Delaware law may make it harder for the Company to be acquired without the consent and cooperation of its Board of Directors and management.

•	The Company’s quarterly operating results may fluctuate and cause the Company’s stock price to decline.

•	There is a limited public market for the Company’s common stock and the Company’s stock price may experience volatility.

•	While the Company currently qualifies as an “emerging growth company” under the JOBS Act, the Company could lose that status, which could increase the costs and demands placed upon the Company.

•	The Company is an “emerging growth company” and the Company cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

Risks Related to the Regulation of the Company’s Industry

•	New legislation and regulations directed at curbing predatory lending and servicing practices could restrict the Company’s ability to service non-prime residential mortgage loans, which could adversely impact the Company’s earnings.

•	The Company may be subject to fines or other penalties based upon the conduct of independent brokers of its former parent company’s subsidiary.

•	The Company is subject to reputation risks from negative publicity concerning the mortgage industry.

•	The Company is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

•	If many of the borrowers of the loans the Company services become subject to the Servicemembers Civil Relief Act of 2003, the Company’s cash flows and service fee income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact the Company’s business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended June 30, 2014, the Company issued to Thomas J. Axon, Chairman and President of the Company, in a series of transactions pursuant to the Capitalization Agreement and without registration in reliance on the exemptions provided under Section 4(2) of the Securities Act of 1933 and Rule 505 and Rule 506 of Regulation D promulgated thereunder, 300,000 shares of non-transferrable restricted Series A Convertible Preferred Stock (Preferred Stock) of the Company, par value $0.001, in exchange for an aggregate purchase price of $600,000 or $2 per share.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION

August 14, 2014	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

August 14, 2014	By:	/s/ KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)