Form 10-Q
period 2014-09-30
Franklin Credit Management Corp
filed 2014-11-14
CIK 1555458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 7, 2014: 10,035,993

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS	September 30, 2014	December 31, 2013
Cash and cash equivalents	$968,146	$1,305,580
Restricted cash	14,064,040	15,313,955
Investment in Bosco VI	232,220	327,194
Receivables	1,871,046	2,434,947
Building, furniture and equipment, net	36,629	408,927
Other assets	744,841	713,385
Total assets	$17,916,922	$20,503,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Servicing liabilities	$6,514,224	$7,775,402
Notes payable	688,433	854,783
Accrued expenses and other current liabilities	3,507,419	4,757,286
Total liabilities	10,710,076	13,387,471

Commitments and contingencies

Preferred stock – temporary equity
3,000,000 authorized shares; issued and outstanding:
0 at September 30, 2014 and 700,000 at December 31, 2013	—	1,400,000

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 10,035,993	100,360	100,360
Additional paid-in capital	8,403,736	8,403,736
Accumulated deficit	(1,297,250)	(2,787,579)
Total stockholders’ equity	7,206,846	5,716,517

Total liabilities and stockholders’ equity	$17,916,922	$20,503,988

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Servicing income	$1,721,703	$2,259,702	$6,131,958	$7,665,057
Gain on redemption of preferred shares	3,655,936	—	3,655,936	—
Other income	92,388	120,126	709,646	360,093
Interest income	3,805	3,797	11,264	11,887
Total revenues	5,473,832	2,383,625	10,508,804	8,037,037

Operating Expenses:
Collection, general and administrative	2,725,899	3,153,899	8,823,587	9,941,322
Depreciation	14,324	19,736	54,046	165,166
Interest – former parent company	5,528	7,370	17,758	23,224
Total expenses	2,745,751	3,181,005	8,895,391	10,129,712

Net income (loss)	2,728,081	(797,380)	1,613,413	(2,092,675)
Preferred stock dividend	56,584	—	123,084	—
Net income (loss) attributable to common stockholders	$2,671,497	$(797,380)	$1,490,329	$(2,092,675)

Net income (loss) per common share
Basic	$.27	$(0.08)	$.15	$(0.21)
Diluted	$.27	$(0.08)	$.15	$(0.21)

Weighted average number of common shares
Outstanding, basic	10,035,993	10,035,993	10,035,993	10,035,993
Outstanding, diluted	10,035,993	10,035,993	10,035,993	10,035,993

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total
BALANCE, JANUARY 1, 2014	10,035,993	$100,360	$8,403,736	$(2,787,579)	$5,716,517

Preferred stock dividend	—	—	—	(123,084)	(123,084)
Net income	—	—	—	1,613,413	1,613,413

BALANCE, SEPTEMBER 30, 2014	10,035,993	$100,360	$8,403,736	$(1,297,250)	$7,206,846

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,613,413	$(2,092,675)
Changes in operating activities:
Depreciation	54,046	165,166
Gain on redemption of preferred shares	(3,655,936)	—
Changes in operating assets and liabilities:
Restricted cash	1,249,915	1,794,429
Receivables	563,901	37,748
Other assets	(31,456)	(169,680)
Accrued expenses and other current liabilities	(1,498,763)	1,470,143
Servicing liabilities	(1,261,178)	(1,805,692)
Net cash used in operating activities	(2,966,058)	(600,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in Bosco VI joint venture	—	250,000
Recovery of investment in Bosco VI joint venture	94,974	138,837
Purchase of equipment, furniture and fixtures	—	(8,955)
Net cash provided by investing activities	94,974	379,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	—	500,000
Issuance of preferred stock	2,700,000	—
Issuance of note payable	—	60,000
Principal payments on notes payable	(166,350)	(166,350)
Net cash provided by financing activities	2,533,650	393,650

NET CHANGE IN CASH AND CASH EQUIVALENTS	(337,434)	172,971
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,305,580	585,429
CASH AND CASH EQUIVALENTS, END OF PERIOD	$968,146	$758,400

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$17,758	$23,224

Non-cash investing and financing activities:
Preferred stock dividend	$123,084	$—
Redemption of preferred stock into property	$4,100,000	—

See Notes to Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

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

Effective October 12, 2012, Franklin Credit emerged as an independent publicly traded company and, at September 30, 2014, had 10,035,993 shares of common stock issued and outstanding. Thomas J. Axon, the Chairman and President of Franklin Credit, holds approximately 56% of Franklin Credit’s common stock. See Note 10.

Franklin Credit is a Delaware corporation incorporated in February 1988. Franklin Credit’s common stock is bought and sold on the Grey Sheets under the trading symbol FCRM. Franklin Credit’s administrative and executive office is located in Jersey City, New Jersey.

Reverse/Forward Split of the Company’s common stock

On October 7, 2014, the Board of Directors (the “Board”) of the Company, at a meeting of the Board, and the holders of a majority of the outstanding shares of common stock of the Company, by written consent in lieu of a stockholder meeting, approved proposed amendments to the Company’s Certificate of Incorporation that would effect (1) a 1-for-200 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding $0.01 par value common stock (“Common Stock”) immediately followed by (2) a 200-for-1 forward stock split (the “Forward Stock Split”) of the Company’s outstanding Common Stock. The combination of the Reverse Stock Split and the Forward Stock Split are referred to as the “Reverse/Forward Split”). Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.50 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split would participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock.

Although the proposed Reverse/Forward Split has been approved by the holders of the requisite majority of the shares of the Company’s Common Stock, the Board reserves the right, in its discretion, to abandon the Reverse/Forward Split before it becomes effective, if it determines that abandoning the Reverse/Forward Split is in the best interests of the Company or its stockholders.

The intended effect of the Reverse/Forward Split is to ensure that the number of record holders of the Company’s Common Stock (427 as of October 7, 2014) is below 300 so that the Company would be eligible to terminate the public registration of the Company’s Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Provided that the Reverse/Forward Split would have the intended effect, the Company would then file to deregister the Common Stock with the Securities and Exchange Commission (“SEC”). The Company would then in such case no longer be required to file periodic reports with the SEC, although stockholders would be entitled to have access to certain Company information under Delaware law. The Company expects that the deregistration of its Common Stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings would be approximately $131,000 in tangible expenses, in addition to considerable saved senior management time and effort spent on compliance and disclosure matters attributable to the Company’s Exchange Act filings, instead of managing the Company’s business. However, if the Reverse/Forward Split were not to have the intended effect, or if the number of record holders of the Company’s Common Stock were to rise to either 500 or more persons who are not accredited investors or 2,000 persons after any consummation of the Reverse/Forward Split for any reason (in each case, provided the Company had total assets exceeding $10 million), the Company would once again be subject to the periodic reporting obligations under the Exchange Act and the SEC’s proxy rules, which would negate much, if not all, of the savings intended to be accomplished through the Reverse/Forward Split.

In addition, the Reverse/Forward Split would provide small stockholders of record (holding fewer than 200 shares) with a liquidity event whereby their shares would be converted to cash at a 323% premium based on the average closing price for the 30 trading days prior to the Company’s public announcement of the Reverse/Forward Split after the close of trading on October 7, 2014 and a 667% premium based on the average closing price for the 90 trading days prior to such announcement.

The Reverse/Forward Split is considered a “going private” transaction as defined in Rule 13e-3 of the Exchange Act. In accordance with Rule 13e-3, the Company completed and filed on October 10, 2014 with the SEC a Rule 13e-3 Transaction Statement on Schedule 13E-3 and a preliminary information statement to stockholders (which were subsequently revised on November 6, 2014, in response to comments of the SEC), both of which are under the review of and subject to comments of the staff of the SEC. Until the review is completed, the Reverse/Forward Split and any deregistration of Common Stock under the Exchange Act may not be effectuated.

See Note 15.

Capital Contribution

On October 11, 2013, the Company and Thomas J. Axon, its Chairman, President and majority stockholder (“Mr. Axon”) entered into a capital contribution agreement (the “Capitalization Agreement”), effective September 30, 2013, to increase the net worth and liquidity of the Company, including an attempt to address certain state regulatory capital requirements. Pursuant to and under the terms of the Capitalization Agreement, Mr. Axon fulfilled his capital contribution commitment to the Company by purchasing in a series of transactions an aggregate of 2,050,000 shares of non-transferrable restricted Series A Convertible Preferred Stock (“Preferred Stock”) of the Company, par value $0.001, for $2 per share (for a total purchase price of $4.1 million), all of which he exchanged on September 12, 2014 for the Company’s right, title and interest in a certain residential apartment and a commercial condominium unit, both of which are located in the borough of Manhattan in the city of New York (the “Real Estate’). The net book value of the Real Estate as of the date of the exercise was approximately $318,000. On the same day, the Company conveyed to Mr. Axon by recordable quitclaim deeds the fee simple interests in the Real Estate, with the commercial condominium unit conveyed subject to a particular non-recourse mortgage the Company had pledged as collateral in favor of a third party in connection with the Company’s investment in Bosco VI. On or about September 25, 2014, Mr. Axon, on behalf of the Company, paid $119,549 in transfer tax and recording fees associated with the transfer of the Real Estate from the Company to him. As such transfer tax and recording fees were the responsibility of the Company, as transferor, the Company has an outstanding payable to him for that amount.

Mr. Axon has made each of the capital contributions that were required of him under the Capitalization Agreement. Accordingly, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits.

The Company recognized a pre-tax gain of approximately $3.7 million in connection with the September 2014 exchange of Preferred Stock for the Real Estate. Excluding the pre-tax gain of approximately $3.7 million, the Company had a net loss attributable to common shareholders of approximately $984,000 and $2.2 million during the three and nine months ended September 30, 2014, respectively. See Notes 10 and 11 and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations.”

Termination of Servicing

The Company’s significant unrelated party client (the “Unrelated Client”) on August 29, 2014 provided 90 days notice to the Company of its rights to terminate the servicing agreement without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client, which the Company has sub-serviced mortgage loans and real estate assets since October 2013. The servicing is being terminated by the Unrelated Client due to concerns about the Company’s continuing operating losses, the lack of new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company. The servicing for the Unrelated Client of approximately 640 assets with an unpaid principal balance of approximately $131 million is scheduled to be transferred to another servicer effective November 28, 2014. The Company will continue to service the assets for the Unrelated Client for the months of October and November of 2014 and continue to earn servicing fees for those months. During the quarter ended September 30, 2014, the Company earned approximately $237,000 from servicing the assets for the Unrelated Client.

Bosco Entities Exploring Servicing Transfers

Due to the Company’s continuing operating losses, the Company’s inability to secure new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses, Mr. Axon, on behalf of the Bosco entities, has been aactively seeking possible servicing transfers for the Bosco entity portfolios to other servicing companies. Mr. Axon and the Company have been in active discussions and negotiations regarding the possible transfer of substantially all or some components of the serving contracts for the Bosco entities in exchange for a continuing role for the Company as a component servicer and/or asset manager for the Bosco entities.

Going Concern Uncertainty

The Company has been and continues to be operating in a difficult environment, and has been significantly and negatively impacted by: continuing operating losses; the Company’s inability to secure new servicing business; the completion of the Capitalization Agreement between the Company and Mr. Axon, which had provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses; Mr. Axon’s decision, in his discretion, at this point to not commit to making further capital contributions to the Company; the loss of the Unrelated Client; and Mr. Axon’s decision, on behalf of the Bosco entities, to actively seek possible servicing transfers for the Bosco entity portfolios to other servicing companies. Although the Company had net income of $2.7 million for the three months ended September 30, 2014, this was due to a one-time, non-recurring event in which the Company recognized a gain of $3.7 million in the three months ended September 30, 2014 as a result of Mr. Axon fulfilling the requirements of the Capitalization Agreement with the Company and purchasing certain real estate from the Company per the terms of the Capitalization Agreement (the exchange of Preferred Stock for the Real Estate). Excluding the gain of approximately $3.7 million, the Company had a net loss of approximately $1.0 million in the three months ended September 30, 2014. For the three months ended September 30, 2013, the Company a net loss of $797,000. The Company had net income of $1.6 million for the nine months ended September 30, 2014, compared with a net loss of $2.1 million for the nine months ended September 30, 2013. Included in the net income of $1.6 million for the nine months ended September 30, 2014 was (i) a gain of $3.7 million recognized in the three months ended September 30, 2014 as a result of Mr. Axon fulfilling the requirements of a capital plan with the Company (the Capitalization Agreement) and purchasing certain real estate (the Real Estate) from the Company per the terms of the Capitalization Agreement, (ii) termination fees of approximately $435,000 earned for the sales in March 2014 of substantial portions of the serviced mortgage portfolio by the Company’s Previous Legacy Client, (iii) the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000, and (iv) a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000 (related to the Company’s relocation of its operations to the state of New Jersey in 2005). Excluding the gain of approximately $3.7 million from the exchange of Preferred Stock for the Real Estate, the Company had a net loss of approximately $2.0 million in the nine months ended September 30, 2014.

The Company’s cash flow and liquidity have been limited to the cash flow provided from servicing loans for third parties, under contracts that have either been terminated without cause or subject to termination without cause with minimal notice requirements, and Mr. Axon’s capital contributions under the Capitalization Agreement, which have now ceased. Additional liquidity had been provided by Mr. Axon, the Company’s Chairman, President and majority stockholder, under the terms of the Capitalization Agreement to increase the net worth and liquidity of the Company. Under the terms of the Capitalization Agreement, Mr. Axon was required to contribute a minimum of $200,000 in non-refundable cash capital contributions monthly, which began on October 20, 2013, until he had contributed an aggregate of $4.1 million to the Company, which he fulfilled on August 19, 2014. As a result of fulfilling the requirements of the Capitalization Agreement, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits.

On August 29, 2014, the Company’s Unrelated Client provided 90 days notice to the Company of its right to terminate the servicing agreement without cause, effective November 27, 2014, for all of the assets serviced for the Unrelated Client, which the Company has sub-serviced mortgage loans and real estate assets since October 2013. The servicing is being terminated by the Unrelated Client due to concerns about the Company’s continuing operating losses, the lack of new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company. During the quarter ended September 30, 2014, the Company earned approximately $237,000 from servicing the assets for the Unrelated Client. See Note 1 to the Financial Statements.

Due to the Company’s continuing operating losses, the Company’s inability to secure new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses, Mr. Axon, on behalf of the Bosco entities (which are essentially the only remaining clients of the Company), has been actively seeking possible servicing transfers for the Bosco entity portfolios to other servicing companies. Mr. Axon and the Company have been in active discussions and negotiations regarding the possible transfer of substantially all or some components of the serving contracts for the Bosco entities in exchange for a continuing role for the Company as a component servicer and/or asset manager for the Bosco entities. See Note 1.

At September 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the Regulatory Net Worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive regulatory net worth), Michigan (which is $100,000), and New York State (which was $460,000 at September 30, 2014) and approval requirements for the Federal Housing Authority (the “FHA”) and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At September 30, 2014, the Company’s Regulatory Net Worth was negative $906,000.

The Company was operating under a capital plan (the “Plan”) with the New York State Department of Financial Services (the “Department”) committing it to maintain net worth, defined under accounting principles generally accepted in the United States of America (“GAAP”) of not less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory net worth otherwise required by the Department in cash, cash equivalents or readily marketable securities, which in any event will not be less than $100,000; and regulatory net worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, of not less than negative $1.0 million. The Plan was contingent on the Company regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014

The Company did not regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. On October 28, 2014, the Company requested that the Department consider granting it a short extension of the Plan, under the same terms and conditions, to either (i) regain compliance with the financial responsibility requirements no later than March 31, 2015 or (ii) notify the owners of the New York mortgage loans, for whom the Company acts as a subservicer, no later than March 31, 2015 that the Company is terminating the subservicing of all New York mortgage loans and will cooperate with a transfer of the subservicing of such mortgage loans, which must occur no later than April 30, 2015, to a mortgage servicer registered with the Department. There is no assurance that the Department will find the proposed extension of the Plan to be acceptable, in which case we will no longer be able to service New York mortgage loans, our business and business opportunities will be adversely affected, and we may not be able to retain, in whole or in part, certain current servicing contracts.

See Notes 11 and 12.

Without the continued capital and cash flow assistance from Mr. Axon, the Company’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Work Force Reduction

On August 22, 2014, the Company implemented a company-wide work force reduction, which affected approximately 35 salaried employees, in an attempt to partly offset continuing operating losses at the Company. Following the reduction in force, the Company had 54 employees.

There can be no assurances that the Company will be able to add business or take further appropriate cost saving measures to offset its continuing reduced revenues and operating losses, which would affect its ability to continue in business. The Company had an operating loss during the quarter ended September 30, 2014 of approximately $1.0 million excluding the gain of $3.7 million resulting from the exchange of Preferred Stock for the Real Estate. Such operating losses, if they continue, will continue to deplete net worth and result in additional noncompliance with the requirements to maintain servicing and collection licenses in a number of states. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations.”

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

At September 30, 2014, the Company’s specialty servicing and collection business consisted of 39 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 35,300 loans and real estate properties (with an unpaid principal balance of approximately $1.74 billion), including a total of approximately 28,530 first and second-lien loans for the Bosco entities, which are related-party entities of the Company, as follows: approximately 1,670 home equity loans for Bosco I; approximately 21,930 subordinate-lien loans for the Bosco II entities; approximately 460 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 530 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant; 2,290 non-performing subordinate-lien loans serviced for the Bosco V entities; and, approximately 1,650 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI. As dislclosed elsewhere on this Form 10-Q, the loans serviced for the Unrelated Client, which total approximately 640 assets with an unpaid principal balance of approximately $131 million, are scheduled to be transferred to another servicer effective November 28, 2014. See Note 10 and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations.”

Servicing revenues during the three months ended September 30, 2014 and 2013 amounted to $1.7 million and $2.3 million, respectively. Servicing revenues during the nine months ended September 30, 2014 and 2013 amounted to $6.1 million and $7.7 million, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $4.6 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Included in servicing revenues for the nine months ended September 30, 2014 were servicing termination penalties received from the Company’s first significant unrelated party client (the “Previous Unrelated Client”) in the amount of approximately $435,000. Included in servicing revenues for the nine months ended September 30, 2013 was a servicing termination penalty received from the Company’s Previous Unrelated Client in May 2013 in the amount of $290,000. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 81% and 72% of the total servicing revenues earned during the three months ended September 30, 2014 and 2013, respectively. See Note 10.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. In limited instances, such as in Illinois, Massachusetts, Michigan and New York State, as well as the Federal Housing Administration (“FHA”) and Ginnie Mae, the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a credit facility and the Company’s commercial condominium in New York City (generally referred to herein as the “Regulatory Net Worth”). The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain a Regulatory Net Worth of approximately $460,000. Further, the FHA requires servicers of FHA loans to have a Regulatory Net Worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in Regulatory Net Worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states, which would adversely affect its operations and financial condition and ability to retain or attract new servicing customers. The Company had an annual operating loss during the year ended December 31, 2013 of $2.9 million, and during the most recent quarter ended September 30, 2014, the Company had net income of $2.7 million, due for the most part to the net gain recognized from the sale of Real Estate by the Company to Mr. Axon in exchange for the Preferred Stock (per the terms of the Capitalization Agreement) in the amount of $3.7 million.

At September 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the Regulatory Net Worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive Regulatory Net Worth), Michigan (which is $100,000), and New York State (which was $460,000 at September 30, 2014) and approval requirements for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At September 30, 2014, the Company’s Regulatory Net Worth was approximately negative $906,000. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of other states too.

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which committed Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. As of August 19, 2014, Mr. Axon fulfilled the requirements of the Capital Plan by making a total of $4.1 million in capital contributions to the Company and was issued a total of 2,050,000 shares of non-transferrable restricted Preferred Stock of the Company, under the terms of the Capitalization Agreement. On September 12, 2014, Mr. Axon exercised his irrevocable and exclusive option under the Capitalization Agreement to exchange his 2,050,000 shares of Preferred Stock for all right, title and interest of the Company in the Real Estate. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable Regulatory Net Worth requirements in the aforementioned states. The Plan proposed, in general terms and with a 90 day cure period, that during the duration of the Plan, net worth, as defined under (“GAAP”), would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory Net Worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and Regulatory Net Worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock. See Note 12.

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

At June 30, 2014, the Company was in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) had decreased to approximately $4.5 million, which was below the $5.0 million minimum amount required under the Plan. As a result of the gain recognized from the sale of Real Estate by the Company to Mr. Axon in exchange for the Preferred Stock (per the terms of the Capitalization Agreement) the Company cured the deficiency and at September 30, 2014, the Company was not in default under the Plan.

The Company did not regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. On October 28, 2014, the Company requested that the Department consider granting it a short extension of the Plan, under the same terms and conditions, to either (i) regain compliance with the financial responsibility requirements no later than March 31, 2015 or (ii) notify the owners of the New York mortgage loans, for whom the Company acts as a subservicer, no later than March 31, 2015 that the Company is terminating the subservicing of all New York mortgage loans and will cooperate with a transfer of the subservicing of such mortgage loans, which must occur no later than April 30, 2015, to a mortgage servicer registered with the Department. There is no assurance that the Department will find the proposed extension of the Plan to be acceptable, in which case we will no longer be able to service New York mortgage loans, our business and business opportunities will be adversely affected, and we may not be able to retain, in whole or in part, certain current servicing contracts.

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

Basic net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net loss per common share in periods in which the effect would be antidilutive. Dilutive net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options. There were no common stock equivalents outstanding during the three and nine months ended September 30, 2014 and 2013.

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

In August 2014, FASB issued ASU 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. This ASU is effective for periods after December 15, 2016 early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–15 on the financial statements.

3.	RESTRICTED CASH

Restricted cash includes cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, and pledged cash to The Huntington National Bank (the “Bank”). Included in Restricted cash at September 30, 2014 and December 31, 2013 was interest, principal and other collections received from servicing portfolios for third-party clients in the amount of $6.5 million and $7.8 million, respectively. Included in Restricted cash at both September 30, 2014 and December 31, 2013 was pledged cash to the Bank of $7.5 million, pledged under a credit facility with the Bank and Huntington Finance, LLC (the “Licensing Credit Agreement”), which is secured by a first-priority lien and a credit agreement (secured by a second-priority lien) with subsidiaries of Franklin Credit Holding Corporation, the former parent of the Company, (but not the Company) that matured on March 31, 2012. The rights and remedies of the Bank with respect to the cash collateral of $7.5 million as a result of that matured credit agreement are subject to a forbearance agreement until March 31, 2015. See Note 7.

4.	INVESTMENT IN BOSCO VI

At September 30, 2014, the Company had a $232,000 investment (a 9.18% investment interest) in Bosco VI, with Mr. Axon holding the remaining investment interest in Bosco VI.

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

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage (on a non-recourse basis) its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City (“Unit 6”) in favor of the third-party lender in the amount of $3,000,000 in exchange for a membership interest in Bosco VI of not less than 15%. On September 12, 2014, Mr. Axon assumed the mortgage in connection with his purchase of the Real Estate in connection with the Preferred Stock. The Company retained its interest in Bosco VI. The personal loan to Mr. Axon by the third-party lender remains outstanding.

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

The Company recognizes earnings on its investment using the cost recovery method of accounting due to the significantly impaired pool of loans purchased by Bosco VI. During the nine months ended September 30, 2014, the Company received distributions from Bosco VI totaling $95,000, which were recognized as reductions of the Company’s investment. At September 30, 2014, the Company’s outstanding investment in Bosco VI was approximately $232,000, representing approximately a 9.18% investment interest.

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. The Company’s services may be terminated only for cause. See Note 10.

5.	RECEIVABLES

Receivables at September 30, 2014 and December 31, 2013 consisted of:

	September 30, 2014	December 31, 2013
Third-party servicing fees and expenses	$246,674	$515,116
Servicing fees and expenses due from Bosco-related entities	606,782	904,905
Other receivables	1,011,036	1,006,077
Due from affiliates	6,554	8,849
	$1,871,046	$2,434,947

Due from affiliates at September 30, 2014 and December 31, 2013 consisted of management fees for administrative services provided to the bankruptcy estate of the Company’s former parent company and its former sister companies (collectively referred to as “Franklin Holding”). The liquidation manager for Franklin Holding has retained the Company as professionals to assist with the preparation of required tax returns for Franklin Holding and its subsidiary companies and for the dissolution of those entities on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. In addition, the Company will continue to service loans for certain subsidiaries of Franklin Holding until such entities are liquidated or dissolved. See Note 6.

Other receivables at both September 30, 2014 and at December 31, 2013 consisted principally of funds held by a trustee, as a source of indemnification for certain officers and directors of Franklin Holding, for a trust, to provide specifically designated executive officers and directors with indemnification protection contemplated by Franklin Holding’s certificate of incorporation and bylaws, created pursuant to an indemnification trust agreement in the amount of $1.0 million. As the trust was actually funded by the Company, the Company has asserted an interest in, and claim to, the residual funds to be disbursed upon the termination of the trust on March 31, 2019, or such other date as otherwise provided for in the indemnification trust agreement. However, since Franklin Holding was the grantor of the trust, the bankruptcy estate of Franklin Holding has a right to the return of any residual funds from the trust, and the Company’s claim was treated as an allowed general unsecured claim under Franklin Holding’s prepackaged bankruptcy plan. The Company has determined that the receivable for the indemnification trust is collectible; however, future events could change the Company’s assessment of collectibility. The liquidation manager of Franklin Holding cannot make any distributions on account of allowed general unsecured claims until after all allowed administrative claims, allowed priority claims, allowed secured claims and liquidation costs have been paid, unless the liquidation manager determines an earlier distribution is appropriate. It is management’s belief that the risk of any claims being filed against Franklin Holding was greatest at the onset of when the bankruptcy proceedings were initially made known and that this risk dissipates over time. Since the time the bankruptcy proceedings were initially made known and through the current date, there have been no claims filed under the trust agreement. Regardless of any potential future events that might adversely affect the realization of the amounts held by the trustee at termination, the Company determined that the amounts recorded are appropriate and that the receivable will be collected in full. Except for the indemnification trust agreement, Franklin Holding has rejected any indemnification obligations arising under its certificate of incorporation and bylaws, pursuant to its confirmed and effective prepackaged plan of reorganization (the “Prepackaged Plan”), and did not procure an extended directors’ and officers’ liability run-off insurance policy to cover claims occurring prior to the effective date of the Prepackaged Plan. See Note 10.

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

During the nine months ended September 30, 2014, the Company paid the bankruptcy estate of Franklin Holding approximately $184,000, which included interest of approximately $18,000, in accordance with the terms of the Note. During the nine months ended September 30, 2013, the Company paid the bankruptcy estate of Franklin Holding approximately $190,000 which included interest of approximately $23,000 in accordance with the terms of the Note.

At September 30, 2014 and December 31, 2013, the Company had approximately $628,000 and $795,000, respectively, outstanding under this note payable.

The Company has outstanding payables of $179,549 due to Mr. Axon, which consist of a promissory note in the amount of $60,000 payable to Mr. Axon and $119,549 due to Mr. Axon for amounts he had paid on behalf of the Company relating to the transfer of the Real Estate in September 2014. Payment arrangements have not been made regarding the payment of these amounts. In August 2013, Mr. Axon advanced $60,000 to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients. The Company and Mr. Axon entered into a promissory note to govern the repayment of this obligation on an interest free basis. Payment under the note became due upon Mr. Axon’s exercise on September 12, 2014 of his option to exchange the Preferred Stock for the Real Estate. No payments have been made under the note. On or about September 25, 2014, Mr. Axon, on behalf of the Company, paid $119,549 in transfer tax and recording fees associated with the transfer of the Real Estate from the Company to him. As such transfer tax and recording fees were the responsibility of the Company, as transferor, the Company has an outstanding payable to him for that amount.

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

For the three and nine months ended September 30, 2014, the Company earned interest income of approximately $3,800 and $11,300, respectively, on the cash collateral of $7.5 million. For the three and nine months ended September 30, 2013, the Company earned interest income of approximately $3,800 and $11,900, respectively, on the cash collateral of $7.5 million.

At September 30, 2014, the Company had no debt outstanding under the revolving line; and, at September 30, 2014, the Company had approximately $4.0 million of undrawn letters of credit issued under the letter of credit facility.

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

As of September 30, 2014 and December 31, 2013, the Company had tax net operating loss carryforwards with the state of New Jersey totaling approximately $5.4 million and $6.9 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had Federal tax net operating loss carryforwards totaling approximately $5.7 million and $7.2 million, respectively. The net operating loss carryforwards expire in various years beginning in 2019 through 2032.

9.	CERTAIN CONCENTRATIONS

Third-Party Servicing Agreements – The Company is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of September 30, 2014, were heavily concentrated with loans serviced for related parties. As of September 30, 2014, the Company had six significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with an unrelated third party. At September 30, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several other third parties, whereby the Company receives fees based solely on a percentage of amounts collected.

At September 30, 2014 and December 31, 2013, the Company serviced and provided recovery collection services on a total population of approximately 28,530 and 29,950 loans, respectively (approximately 81% and 79%, respectively, of the total loans serviced), with approximately $1.4 billion and $1.5 billion, respectively, of unpaid principal balance for the Bosco-related entities. Bosco II is the Company’s largest servicing client.

The following table summarizes percentages of total principal balances by the geographic location of the residential mortgage loans serviced for third-party entities at September 30, 2014:

Location	September 30, 2014
California	26.09%
Florida	12.28%
New York	8.25%
Texas	5.15%
New Jersey	3.84%
Illinois	3.81%
Nevada	3.49%
Georgia	2.89%
Maryland	2.88%
Virginia	2.85%
All Others	28.47%
100.00%

Financing – The Company’s available credit facility is with one financial institution, the Bank.

10.	RELATED PARTY TRANSACTIONS

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

On October 7, 2014, the Board, at a meeting of the Board, and the holders of a majority of the outstanding shares of Common Stock of the Company, by written consent in lieu of a stockholder meeting, approved proposed amendments to the Company’s Certificate of Incorporation that would effect (1) the Reverse Stock Split immediately followed by (2) the Forward Stock Split. The combination of the Reverse Stock Split and the Forward Stock Split are referred to as the “Reverse/Forward Split.” Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.50 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split would participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock. Following the “Reverse/Forward Split,” Mr. Axon is expected to continue to hold approximately 56% of outstanding shares of the Company’s Common Stock.

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which committed Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. In exchange for the capital contributions, Mr. Axon received one share of Preferred Stock for every $2 the Company received in capital contributions made by Mr. Axon, for which an aggregate of 2,050,000 shares of Preferred Stock had been reserved for issuance under the terms of the Capitalization Agreement. See Note 11.

As of August 19, 2014, Mr. Axon was issued a total of 2,050,000 shares of Preferred Stock, which he had purchased from the Company for $4,100,000, under the terms the Capitalization Agreement. On September 12, 2014, Mr. Axon exercised his irrevocable and exclusive option under the Capitalization Agreement to exchange his 2,050,000 shares of Preferred Stock for all right, title and interest of the Company in the Real Estate. The net book value of the Real Estate as of the date of the exercise was approximately $318,000. On the same day, the Company conveyed to Mr. Axon by recordable quitclaim deeds the fee simple interests in the Real Estate, with the commercial condominium unit conveyed subject to a particular non-recourse mortgage the Company had pledged as collateral in favor of a third party in connection with the Company’s investment in Bosco VI. See Notes 4, 10 and 11. Mr. Axon has made each of the capital contributions that were required of him under the Capitalization Agreement. Accordingly, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits. See Note 11.

The Company recognized a pre-tax gain during the three months ended September 30, 2014 of approximately $3.7 million in connection with the September 2014 exchange of Preferred Stock for the Real Estate.

Bosco-Related Entities – At September 30, 2014, the Company’s specialty servicing and collection business serviced, provided recovery collection services and actively managed approximately 28,530 first and second-lien loans for the Bosco entities, which are related-party entities of the Company (the Bosco entities are owned or controlled by Thomas J. Axon, the Company’s Chairman, President and majority stockholder), as follows: approximately 1,670 home equity loans for Bosco I; approximately 21,930 subordinate-lien loans for Bosco II; approximately 460 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses for Bosco III, and approximately 530 actively serviced loans pledged by subsidiaries of the Company’s former parent company to a consortium of lenders, including Bosco III, a 50% participant lender; approximately two (2) real estate owned properties serviced for Bosco IV; approximately 2,290 non-performing subordinate-lien loans serviced for Bosco V; and, approximately 1,650 performing, subperforming and non-performing subordinate-lien loans serviced for Bosco VI. In general, servicing fees for first-lien and second-lien loans and certain loans based on loan level delinquency or status in bankruptcy or foreclosure are assessed on a per unit fee basis or a percentage of monthly collections for loans based on the stage of delinquency or for settlements, property dispositions and other collections; servicing fees for delinquent subordinate-lien residential mortgage loans are assessed based on a percentage of monthly collections; and the Company is entitled to reimbursement of certain third-party fees and expenses incurred in the servicing and collection of the loans.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $4.6 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively.

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

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $163,000 and $155,000 for the three months ended September 30, 2014 and 2013, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the Bosco I portfolio of $507,000 and $480,000 for the nine months ended September 30, 2014 and 2013, respectively. On February 27, 2009, at the request of the Bosco I lenders, the Company adopted a revised fee structure, which was approved by the Company’s Audit Committee. The revised fee structure provided that, for the next 12 months, the Company’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I’s lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of the Company’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.

On October 29, 2009, at the additional request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, a further revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

Under the terms of the Bosco Amendment, the Company is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco I (such amount being the “Monthly Cap”), the excess is deferred, without the accrual of interest. The cumulative amounts deferred shall be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Bosco I Notes”) payable by Bosco I to the lenders, which were entered into to finance the purchase of and are secured by the loans serviced by the Company, is repaid, refinanced, released, accelerated, or the amounts owing there under increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Bosco I Notes, the lenders’ right to payment under such Notes shall be prior in right to the Company’s rights to such deferred fees.

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

As of September 30, 2014, no deferred servicing fees per the Bosco I amendments have been accrued. As of September 30, 2014, the unpaid deferred servicing fees under the terms of the Bosco Amendment amounted to approximately $3.7 million. Should Bosco I transfer its loans to another servicer, such action will not result in the deferred fees immediately becoming due to the Company.

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

Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for the three months ended September 30, 2014 and 2013 of approximately $1.0 million and $1.2 million, respectively. Included in the Company’s revenues were servicing fees recognized from servicing the Bosco II portfolio for the nine months ended September 30, 2014 and 2013 of approximately $3.5 million and $4.0 million, respectively.

Bosco III Servicing Agreement – In January 2011, effective December 2010, the Company entered into a servicing agreement with Bosco III to service and collect charge-off loans purchased by Bosco III from a trust of the Bank. Bosco III also purchased from the Bank a 50% participation interest in defaulted and matured commercial loans to subsidiaries of the Company’s former parent, Franklin Holding, that are collateralized by mortgage loans for which the Company is the loan servicer. 50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.

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

Included in the Company’s revenues for the three months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco III portfolio of approximately $82,000 and $97,000, respectively. Included in the Company’s revenues for the nine months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco III portfolio of approximately $199,000 and $250,000, respectively.

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

Included in the Company’s revenues for the three months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $18,000 and $1,000, respectively. Included in the Company’s revenues for the nine months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $19,000 and $5,000, respectively.

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

At September 30, 2014, the Company serviced a total of approximately 2,290 loans for Bosco V.

Included in the Company’s revenues for the three months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $5,000 and $17,000, respectively. Included in the Company’s revenues for the nine months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco V portfolio of approximately $10,000 and $40,000, respectively.

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

In order to invest in Bosco VI, Mr. Axon, separately, personally borrowed from a third-party lender $3,550,000. In order to induce the third-party lender to make the loan to Mr. Axon, the Company, with the approval of its Audit Committee, agreed to mortgage (on a non-recourse basis) its office unit in a commercial condominium premises known as Unit 6 in a condominium building located in downtown New York City, in favor of the third-party lender in the amount of $3,000,000, in exchange for a membership interest in Bosco VI of not less than 15%. On September 12, 2014, Mr. Axon assumed the mortgage in connection with his exchange of the Preferred Stock for the Real Estate. The Company retained its interest in Bosco VI.

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

The Company entered into a servicing agreement with a trust of Bosco VI to provide the servicing and collection of the purchased pool. Until January 2013, while the Loan had remained outstanding, the servicing fee for any month that exceeded 10% of the net cash collected on the pool of loans was deferred. The cumulative amounts deferred were to be paid to the extent not previously paid on the date in January 2013 on which the Bosco VI loan had been repaid. However, in March 2013, the Company arranged with Bosco VI for the payment of the deferred servicing fees from net collections over a ten-month period. At September 30, 2014, the balance of deferred and unpaid servicing fees had been paid in full. The Company’s services may be terminated only for cause. See Note 4.

Included in the Company’s revenues for the three months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $85,000 and $121,000. Included in the Company’s revenues for the nine months ended September 30, 2014 and 2013 were servicing fees recognized from servicing the Bosco VI portfolio of approximately $273,000 and $391,000, respectively.

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

Other Related Party Transactions with the Company’s Chairman – At September 30, 2014, the Company had an outstanding payable to an affiliate, RMTS, of approximately $1,500 for certain business expenses that were paid by RMTS, LLC.

The Company has outstanding payables of $179,549 due to Mr. Axon, which consist of a promissory note in the amount of $60,000 payable to Mr. Axon and $119,549 due to Mr. Axon for amounts he had paid on behalf of the Company relating to the transfer of the Real Estate. Payment arrangements have not been made regarding the payment of the $119,549. In August 2013, Mr. Axon advanced $60,000 to the Company for the payment of certain legal expenses incurred by the Company for seeking judgments for its servicing clients. The Company and Mr. Axon entered into a promissory note to govern the repayment of this obligation on an interest free basis. Payment under the note became due upon Mr. Axon’s exercise on September 12, 2014 of his option to exchange 2,050,000 shares of Preferred Stock for the Real Estate. No payments have been made under the note. On or about September 25, 2014, Mr. Axon, on behalf of the Company, paid $119,549 in transfer tax and recording fees associated with the transfer of the Real Estate from the Company to him. As such transfer tax and recording fees were the responsibility of the Company, as transferor, the Company has an outstanding payable to him for that amount. See Notes 6 and 11.

The Company entered into a collection services agreement, effective in December 2009, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses advanced by the Company as servicer in the normal course of servicing the loans in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the three months ended September 30, 2014 and 2013 amounted to approximately $7,000 and $9,000, respectively. The collection fees earned by the Company under this collection services agreement during the nine months ended September 30, 2014 and 2013 amounted to approximately $46,000 and $29,000, respectively.

In February 2010, the Company entered into a collection services agreement, pursuant to which the Company agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, the Company is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by the Company in compliance with the collection services agreement. The collection fees earned by the Company under this collection services agreement during the nine months ended September 30, 2014 and 2013 were not significant.

Mr. Axon is also a 3% minority limited partner investor with the Unrelated Client through an entity controlled by Mr. Axon, Bosco Credit VII, LLC.

Franklin Credit Holding Corporation – Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding, the Company’s former parent company, on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended September 30, 2014 and 2013, approximately $7,000 and $9,000, respectively, of such costs was billed to Franklin Holding for such services. For the nine months ended September 30, 2014 and 2013, approximately $22,000 and $35,000, respectively, of such costs was billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material. See Note 6.

11.	PREFERRED STOCK AND CAPITALIZATION AGREEMENT

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, for the purpose of increasing the net worth and liquidity of the Company, including an attempt to address certain state regulatory capital requirements. The Capitalization Agreement was approved by the Audit Committee. As of August 19, 2014, Mr. Axon fulfilled the requirements of the Capitalization Agreement by making a total of $4.1 million in capital contributions to the Company and was issued a total of 2,050,000 shares of the Preferred Stock. As a result of fulfilling the requirements of the Capitalization Agreement, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits.

A summary of the key terms of the Capitalization Agreement included the following:

•	Mr. Axon, on October 11, 2013, was issued 250,000 shares of Preferred Stock in exchange for a $500,000 capital contribution he had made in May 2013, as a non-refundable cash contribution.

•	In addition to receiving the 250,000 shares of Preferred Stock for the initial capital contribution of $500,000, Mr. Axon was obligated to contribute a minimum of $200,000 in non-refundable cash capital contributions monthly on the 20th of each month, beginning on October 20, 2013, until he had contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon received one share of Preferred Stock for every $2 the Company received in capital contributions made by Mr. Axon. An aggregate of 2,050,000 shares of Preferred Stock had been authorized for issuance under the terms of the Capitalization Agreement.

•	The Capitalization Agreement granted to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York (the Real Estate), exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon (the Option). Prior to the exercise of the Option, which had no expiration date, Mr. Axon did not have any ownership rights in, and the Company retained the right to use and possess the Real Estate, including the right to any rental income received from the Real Estate.

•	The Company had the right, but not the obligation, to accelerate the Capitalization Agreement and to repurchase all or, at its election, a portion of the shares of Preferred Stock from Mr. Axon at the purchase price paid for such shares of Preferred Stock plus any accrued but unpaid dividends, in the event of any consolidation or merger of the Company into any other corporation or other entity or person. Mr. Axon, in lieu of the Company’s exercise of its right to purchase shares of Preferred Stock, had within thirty (30) days of acceleration to exercise the Option to acquire the Real Estate.

•	Each share of Preferred Stock (a) carried a cumulative dividend rate of 7% per annum, to be paid if and as declared by the Company’s board of directors or as otherwise provided under the Capitalization Agreement; (b) had no liquidation preference; and (c) would be automatically converted into shares of common stock of the Company in the event Mr. Axon had not made a required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which could have been granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock had been converted into shares of common stock, the conversion rate would have been equal to (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day was not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

The Capitalization Agreement contained customary covenants, warranties and representations typical of agreements of this type for capital contributions, preferred shares, and the sale of real estate through a quit claim deed.

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

Mr. Axon as of June 30, 2014 has contributed a total of $2.6 million and has been issued a total of 1,300,000 shares of Preferred Stock under the terms of the Capitalization Agreement. Mr. Axon, on each of July 18 and July 23, 2014, was issued 100,000 shares of Preferred Stock at the price of $2 per share, which Mr. Axon paid in cash on each of those respective dates, for an aggregate price of $400,000. Accordingly, when combined with the prior issuances, Mr. Axon has been issued a total of 1,500,000 shares of Preferred Stock under the terms of the Capitalization Agreement. On August 19, 2014, Mr. Axon was issued 550,000 shares of Preferred Stock at the price of $2 per share, which Mr. Axon paid in cash for an aggregate price of $1.1 million. At September 30, 2014, the Company has accrued $136,000 in dividends on the preferred stock pursuant to the Capitalization Agreement. The dividend is shown as a reduction to Retained earnings in Stockholders’ equity.

As of August 19, 2014, Mr. Axon held a total of 2,050,000 shares of the Preferred Stock, which he had purchased from the Company for $4,100,000, under the terms of the Capitalization Agreement. On September 12, 2014, Mr. Axon exercised his irrevocable and exclusive option under the Capitalization Agreement to exchange his 2,050,000 shares of Preferred Stock for all right, title and interest of the Company in the Real Estate. The net book value of the Real Estate as of the date of the exercise was approximately $318,000. On the same day, the Company conveyed to Mr. Axon by recordable quitclaim deeds the fee simple interests in the Real Estate, with the commercial condominium unit conveyed subject to a particular non-recourse mortgage the Company had pledged as collateral in favor of a third party in connection with the Company’s investment in Bosco VI. On or about September 25, 2014, Mr. Axon, on behalf of the Company, paid $119,549 in transfer tax and recording fees associated with the transfer of the Real Estate from the Company to him. As such transfer tax and recording fees were the responsibility of the Company, as transferor, the Company has an outstanding payable to him for that amount. See Notes 4 and 6.

The cash flows received by the Company from servicing loans for third parties do not cover the costs of operating its business, and therefore, the Company is dependent on Mr. Axon to fund its operating deficits. The Company is also dependent on Mr. Axon to meet its Regulatory Net Worth requirements. However, Mr. Axon has made each of the capital contributions that were required of him under the Capitalization Agreement. Accordingly, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits. See Note 12.

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

Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining a certain minimum net worth and percentage of liquid assets, and line of credit requirements. In limited instances, such as in Illinois, Massachusetts, Michigan and New York State (and for FHA and Ginnie Mae), the net worth calculation is generally adjusted to exclude amounts due from related companies, recourse on any contingent liabilities and assets pledged to secure obligations of a third party, such as the $7.5 million pledged as cash collateral under a licensing credit agreement and the Company’s commercial condominium in New York City (Regulatory Net Worth). The highest state minimum net worth requirement for the Company is in New York, which requires the Company to maintain a Regulatory Net Worth of approximately $460,000. Further, the Federal Housing Administration (FHA) requires servicers of FHA loans to have a Regulatory Net Worth of not less than $1 million, with Ginnie Mae requiring servicers of loans in Ginnie Mae securities to have not less than $2.5 million in Regulatory Net Worth (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). If the Company does not, among other things, meet these minimum net worth, liquid asset, or line of credit requirements, regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in certain states. The Company had an operating loss of $2.9 million during the year ended December 31, 2013, and a net income of $2.7 million during the three months ended September 30, 2014, which included a gain recognized from the sale of Real Estate by the Company to Mr. Axon in exchange for the Preferred Stock per the terms of the Capitalization Agreement in the amount of $3.7 million. Excluding the gain recognized from the sale of Real Estate, the Company had a net loss of $1.0 million during the three months ended September 30, 2014.

At June 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the Regulatory Net Worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive Regulatory Net Worth), Michigan (which is $100,000), and New York State (which was $460,000 at September 30, 2014) and approval requirements for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At September 30, 2014, the Company’s Regulatory Net Worth was negative $906,000. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of other states too.

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

On October 11, 2013, the Company and Mr. Axon entered into the Capitalization Agreement, effective September 30, 2013, which committed Mr. Axon to make an aggregate of $4.1 million in capital contributions over time. The Capitalization Agreement, which is a significant component of the Plan, was entered into, among other things, to assist the Company in regaining compliance with applicable Regulatory Net Worth requirements in the aforementioned states. See Note 11.

The Plan proposed, in general terms and with a 90-day cure period, that during the duration of the Plan net worth, as defined under GAAP, would not be less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory Net Worth otherwise required by the Department would be in cash, cash equivalents or readily marketable securities, which in any event would not be less than $100,000; and Regulatory Net Worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, would not be less than negative $1.0 million. Franklin Credit also proposed that it would not, without the prior written consent of the Department, expand its servicing of New York mortgage loans (as defined by the Department) to an unpaid principal balance of more than $130.0 million for 2013 and $150.0 million for 2014 or declare or pay any dividends upon the shares of its capital stock

On November 26, 2013, the Department approved the Plan and the Company’s application for a mortgage loan servicer registration, conditioned upon the Company’s compliance with the Plan and regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014.

At June 30, 2014, the Company was in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) had decreased to approximately $4.5 million, which was below the $5.0 million minimum amount required under the Plan. As a result of the gain recognized from the sale of Real Estate by the Company to Mr. Axon in exchange for the Preferred Stock (per the terms of the Capitalization Agreement), the Company cured the deficiency on September 12, 2014. See Note 11.

The Company did not regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. On October 28, 2014, the Company requested that the Department consider granting it a short extension of the Plan, under the same terms and conditions, to either (i) regain compliance with the financial responsibility requirements no later than March 31, 2015 or (ii) notify the owners of the New York mortgage loans, for whom the Company acts as a subservicer, no later than March 31, 2015 that the Company is terminating the subservicing of all New York mortgage loans and will cooperate with a transfer of the subservicing of such mortgage loans, which must occur no later than April 30, 2015, to a mortgage servicer registered with the Department. There is no assurance that the Department will find the proposed extension of the Plan to be acceptable, in which case we will no longer be able to service New York mortgage loans, our business and business opportunities will be adversely affected, and we may not be able to retain, in whole or in part, certain current servicing contracts.

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

The following table summarizes the major Collection, general and administrative expense categories for the three and nine months ended September 30, 2014 and 2013. Facility costs include the costs of occupancy and furniture and equipment, excluding depreciation, and Professional fees include outside legal fees, outside auditing fees and other professional and consulting fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries and benefits expenses	$1,645,296	$1,742,499	$5,293,791	$5,520,214
Facility costs	366,734	494,015	1,094,149	1,424,038
Communication/technology costs	191,297	255,656	602,045	718,239
Professional fees	201,903	319,913	746,983	958,243
All other expenses	320,669	341,816	1,086,619	1,320,588
Total	$2,725,899	$3,153,899	$8,823,587	$9,941,322

Included in All other expenses during the nine months ended September 30, 2013 was a settlement with the Company’s unrelated third-party client regarding a foreclosure matter for $150,000.

15.	SUBSEQUENT EVENTS

Proposed Reverse/Forward Split of the Company’s Common Stock

On October 7, 2014, the Board, at a meeting of the Board, and the holders of a majority of the outstanding shares of Common Stock of the Company, by written consent in lieu of a stockholder meeting, approved proposed amendments to the Company’s Certificate of Incorporation that would effect (1) the Reverse Stock Split immediately followed by (2) the Forward Stock Split. The combination of the Reverse Stock Split and the Forward Stock Split are referred to as the “Reverse/Forward Split.” Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.50 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split would participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock. Following the “Reverse/Forward Split,” Mr. Axon is expected to continue to hold approximately 56% of outstanding shares of the Company’s Common Stock.

Although the proposed Reverse/Forward Split has been approved by the holders of the requisite majority of the shares of the Company’s Common Stock, the Board reserves the right, in its discretion, to abandon the Reverse/Forward Split before it becomes effective, if it determines that abandoning the Reverse/Forward Split is in the best interests of the Company or its stockholders.

The intended effect of the Reverse/Forward Split is to ensure that the number of record holders of the Company’s Common Stock (427 as of October 7, 2014) is below 300 so that the Company would be eligible to terminate the public registration of the Company’s Common Stock under the Exchange Act. Provided that the Reverse/Forward Split would have the intended effect, the Company would then file to deregister the Common Stock with the SEC. The Company would then in such case no longer be required to file periodic reports with the SEC, although stockholders would be entitled to have access to certain Company information under Delaware law. The Company expects that the deregistration of its Common Stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings would be approximately $131,000 in tangible expenses, in addition to considerable saved senior management time and effort spent on compliance and disclosure matters attributable to the Company’s Exchange Act filings, instead of managing and growing the Company’s business. However, if the Reverse/Forward Split were not to have the intended effect, or if the number of record holders of the Company’s Common Stock were to rise to either 500 or more persons who are not accredited investors or 2,000 persons after any consummation of the Reverse/Forward Split for any reason (in each case, provided the Company had total assets exceeding $10 million), the Company would once again be subject to the periodic reporting obligations under the Exchange Act and the SEC’s proxy rules, which would negate much, if not all, of the savings intended to be accomplished through the Reverse/Forward Split.

In addition, the Reverse/Forward Split would provide small stockholders of record (holding fewer than 200 shares) with a liquidity event whereby their shares would be converted to cash at a 323% premium based on the average closing price for the 30 trading days prior to the Company’s public announcement of the Reverse/Forward Split after the close of trading on October 7, 2014 and a 667% premium based on the average closing price for the 90 trading days prior to such announcement.

The Reverse/Forward Split is considered a “going private” transaction as defined in Rule 13e-3 of the Exchange Act. In accordance with Rule 13e-3, the Company completed and filed on October 10, 2014 with the SEC a Rule 13e-3 Transaction Statement on Schedule 13E-3 and a preliminary information statement to stockholders (which were subsequently revised on November 6, 2014, in response to comments of the SEC), both of which are under the review of and subject to comments of the staff of the SEC. Until the review is completed, the Reverse/Forward Split and any deregistration of Common Stock under the Exchange Act may not be effectuated. .

Bosco Entities Exploring Servicing Transfers

Due to the Company’s continuing operating losses, the Company’s inability to secure new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses, Mr. Axon has been actively seeking possible servicing transfers for the Bosco entity portfolios to other servicing companies. Mr. Axon and the Company have been in active discussions and negotiations regarding the possible transfer of substantially all or some components of the serving contracts for the Bosco entities in exchange for a continuing role for the Company as a component servicer and/or asset manager for the Bosco entities. See Notes 9 and 10.

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

Safe Harbor Statements. Statements contained herein and in Franklin Credit’s public filings or other public statements that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause Franklin Credit’s actual results, performance or achievements to be materially different from Franklin Credit’s future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe Franklin Credit’s future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Franklin Credit’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) Franklin Credit’s inability to profitably build upon its current servicing and collection business by adding new clients or new subservicing contracts; (iii) Franklin Credit’s relations with its lender and its servicing clients; (iv) Franklin Credit’s ability to obtain renewals of its credit agreement with its lender or achieve alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to Franklin Credit’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of Franklin Credit’s regulatory compliance and regulatory audits and ability to satisfy regulatory net worth requirements; (viii) the risk that legal or regulatory proceedings could be brought against Franklin Credit which could adversely affect its financial results; (ix) Franklin Credit’s ability to adapt to and implement technological changes; (x) Franklin Credit’s ability to attract and retain qualified employees; (xi) Franklin Credit’s ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (xii) competition in Franklin Credit’s existing and potential future lines of business and the financial resources of, and products available to, competitors; (xiii) Franklin Credit’s failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; (xiv) the risk that adverse tax consequences could result from the distribution of Franklin Credit’s common stock from its former parent company (referred to as “Franklin Holding”); (xv) ability to advance costs and expenses or pay defense costs associated with the servicing or collection of loans for third parties; (xvi) the Company’s dependence on capital contributions from Thomas J. Axon, the Company’s Chairman, President and majority stockholder (“Mr. Axon”), to fund its operating deficits and to meet its regulatory net worth requirements; (xvii) the Company’s ability to continue as a going concern; and, (xviii) other risks that will be detailed from time to time in Franklin Credit’s filings with the Securities and Exchange Commission (“SEC”). Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements will be contained in the Company’s SEC reports and filings, including, but not limited to, those factors discussed under the caption “Risk Factors,” which the Company urges its investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of September 30, 2014 are described in Note 2 to the Financial Statements. As of September 30, 2014 and December 31, 2013, we have identified income taxes as the Company’s most critical accounting policy and estimate. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on the Company’s Financial Statements. Management believes that the estimates and judgments used in preparing these Financial Statements were the most appropriate at that time. Section 107 of the JOBS Act provides that an emerging growth company, such as the Company, can take advantage of the exemption from complying with new or revised accounting standards issued on or after April 5, 2012 as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of the dates of the Financial Statements the Company has complied with the implementation of new or revised accounting standards and did not delay any such adoption as afforded under the JOBS Act, and, as such, the Company’s Financial Statements included herein are comparable to companies that comply with public company financial statements. However, the Company, as of July 1, 2012, elected to delay the adoption of any future standards, and, therefore, in the future, the Company’s Financial Statements may not be comparable with public company financial statements.

Serviced for Others Portfolio

At September 30, 2014, the portfolio of residential mortgage loans and real estate assets serviced for other entities consisted of 35,300 loans representing $1.7 billion of unpaid principal balance (“UPB”). At September 30, 2014, approximately 28,530 loans were serviced for the Bosco-related entities.

As of September 30, 2014, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate: five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and, one with its significant unrelated third party (the “Unrelated Client”). At September 30, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties, whereby the Company receives fees based solely on a percentage of amounts collected. See Note 10 to the Financial Statements.

The Company’s Unrelated Client on August 29, 2014 provided 90 days notice to the Company of its rights to terminate the servicing agreement without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client, which the Company has sub-serviced mortgage loans and real estate assets since October 2013.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 81% of both the number of loans and the total UPB of loans serviced at September 30, 2014. Bosco II is the Company’s largest servicing client.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $4.6 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 74% and 67% of the total servicing revenues earned during the nine months ended September 30, 2014 and 2013, respectively. Included in servicing revenues for the nine months ended September 30, 2014, were servicing termination penalties received from the Company’s first significant unrelated party client (the “Previous Unrelated Client”) in the amount of approximately $433,000. Included in servicing revenues for the nine months ended September 30, 2013 was a servicing termination penalty received from the Company’s Previous Unrelated Client in May 2013 in the amount of $290,000. Excluding from total servicing revenues the servicing termination penalties received from the Company’s Previous Unrelated Client in March 2014 and in May 2013, the servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 80% and 70% of the total servicing revenues earned during the nine months ended September 30, 2014 and September 30, 2013, respectively. See Note 10 to the Financial Statements.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio of residential mortgage loans at September 30, 2014 and December 31, 2013.

	September 30, 2014
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	13,360	$688,961,361	39.93%
Condos, co-ops, PUD (planned urban development) dwellings	1,868	90,229,461	5.23%
Manufactured and mobile homes	244	3,341,321	0.19%
Secured, property type unknown(1)	946	20,102,341	1.17%
Commercial	22	1,157,283	0.07%
Unsecured loans(2)	18,786	921,435,195	53.41%
Total	35,226	$1,725,226,962	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2013
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,152	$823,848,997	43.04%
Condos, co-ops, PUD (planned urban development) dwellings	2,068	104,720,137	5.47%
Manufactured and mobile homes	295	6,215,485	0.33%
Secured, property type unknown(1)	1,027	21,546,285	1.13%
Commercial	31	1,960,882	0.10%
Unsecured loans(2)	19,431	955,750,451	49.93%
Total	38,004	$1,914,042,237	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of September 30, 2014, by unpaid principal balance.

		September 30, 2014
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$77,377,792	4.49%
Delinquent	31 – 60 days	6,142,692	0.36%
	61 – 90 days	1,286,837	0.07%

Nonperforming – Delinquent	91 – 120 days	6,119,094	0.35%
	120+ days	1,299,473,639	75.32%

Modified Loans – Current	0 – 30 days	25,832,245	1.50%
Delinquent	31 – 60 days	4,003,879	0.23%
	61 – 90 days	991,899	0.06%
	91 – 120 days	2,111,148	0.12%
	120+ days	2,125,851	0.12%

Bankruptcy – Current	0 – 30 days	8,023,340	0.47%
Delinquent	31 – 60 days	1,061,302	0.06%
	61 – 90 days	483,141	0.03%
	91 – 120 days	847,694	0.05%
	120+ days	213,481,875	12.37%

Foreclosure – Current	0 – 30 days	—	—
Delinquent	31 – 60 days	—	—
	61 – 90 days	—	—
	91 – 120 days	130,155	0.01%
	120+ days	75,734,379	4.39%

	Total	$1,725,226,962	100.00%
All current loans	0 – 30 days	$111,233,377	6.45%

Included in the above table were second-lien mortgage loans in the amount of $1.52 billion, of which $70.8 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at September 30, 2014 was: $76.7 million, or 5%, were performing, $1.23 billion, or 80%, were nonperforming; $25.1 million, or 2%, were modified due to delinquency or the borrower’s financial difficulty; $194.8 million, or 13%, were in bankruptcy; and $100,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the Company’s serviced for others portfolio of residential mortgage loans, as of September 30, 2014, by loan count.

		September 30, 2014
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	2,377	6.75%
Delinquent	31 – 60 days	173	0.49%
	61 – 90 days	35	0.10%

Nonperforming – Delinquent	91 – 120 days	109	0.31%
	120+ days	27,262	77.39%

Modified Loans – Current	0 – 30 days	510	1.45%
Delinquent	31 – 60 days	54	0.15%
	61 – 90 days	7	0.02%
	91 – 120 days	28	0.08%
	120+ days	34	0.10%

Bankruptcy – Current	0 – 30 days	277	0.79%
Delinquent	31 – 60 days	33	0.09%
	61 – 90 days	13	0.04%
	91 – 120 days	16	0.04%
	120+ days	3,963	11.25%

Foreclosure – Current	0 – 30 days	—	—
Delinquent	31 – 60 days	—	—
	61 – 90 days	—	—
	91 – 120 days	1	—
	120+ days	334	0.95%

	Total	35,226	100.00%
All current loans	0 – 30 days	3,164	8.98%

Included in the above table were 32,524 second-lien mortgage loans, of which 2,315 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at September 30, 2014 was: 2,509 loans, or 8%, were performing; 25,316 loans, or 78%, were nonperforming; 576 loans, or 2%, were modified due to delinquency or the borrower’s financial difficulty; 4,122 loans, or 12%, were in bankruptcy; and one loan, or less than 1%, was in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the serviced for others portfolio of residential mortgage loans (exclusive of real estate assets) at September 30, 2014 and December 31, 2013:

	September 30, 2014
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	2,702	$202,648,982	11.75%
2nd Liens	32,524	1,522,577,980	88.25%
Total	35,226	$1,725,226,962	100.00%

	December 31, 2013
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	3,783	$311,032,669	16.25%
2nd Liens	34,221	1,603,009,568	83.75%
Total	38,004	$1,914,042,237	100.00%

The following tables set forth information regarding the geographic location of properties securing the serviced for others portfolio of residential mortgage loans at September 30, 2014 and December 31, 2013:

	September 30, 2014
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,419	$450,164,866	26.09%
Florida	3,898	211,832,960	12.28%
New York	1,702	142,419,074	8.25%
Texas	3,439	88,779,895	5.15%
New Jersey	762	66,212,748	3.84%
Illinois	1,517	65,704,404	3.81%
Nevada	970	60,156,555	3.49%
Georgia	1,461	49,915,642	2.89%
Maryland	790	49,645,737	2.88%
Virginia	710	49,281,378	2.85%
All Others	14,558	491,113,703	28.47%
Total	35,226	$1,725,226,962	100.00%

	December 31, 2013
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,714	$476,911,652	24.92%
Florida	4,237	232,565,785	12.15%
New York	1,818	156,056,772	8.15%
New Jersey	3,597	95,822,154	5.01%
Texas	920	94,011,985	4.91%
Illinois	1,619	71,264,632	3.72%
Nevada	1,038	64,265,828	3.36%
Georgia	1,576	56,592,551	2.96%
Maryland	849	55,177,186	2.88%
Virginia	765	53,093,823	2.77%
All Others	15,871	558,279,869	29.17%
Total	38,004	$1,914,042,237	100.00%

Real Estate Assets Serviced for Others

At September 30, 2014, the Company serviced for other entities 103 real estate owned (“REO”) properties obtained on foreclosed loans with an aggregate UPB of $19.6 million. At December 31, 2013, the Company serviced 111 REO properties, obtained on foreclosed loans that had an aggregate UPB of $22.5 million, for other entities.

During the three months ended September 30, 2014, 26 REO properties, obtained on foreclosed loans that had an aggregate UPB of $6.6 million, were sold. During the nine months ended September 30, 2014, 61 REO properties, obtained on foreclosed loans that had an aggregate UPB of $12.3 million, were sold.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Overview. At September 30, 2014, the Company had total assets of $17.9 million, stockholders’ equity of $7.2 million. At December 31, 2013, including Preferred stock of $1.4 million, the Company’s net worth was $7.1 million. Stockholders’ equity at December 31, 2013 was $5.7 million and Preferred stock (temporary equity) of $1.4 million. See Note 11 to the Financial Statements.

The Company had net income of $2.7 million for the three months ended September 30, 2014, compared with a net loss of $797,000 for the three months ended September 30, 2013. The Company had net income per common share of $0.27 on a basic and diluted basis for the three months ended September 30, 2014, compared with a net loss per common share of $0.08 on a basic and diluted basis for the three months ended September 30, 2013. The Company recognized a gain of $3.7 million in the three months ended September 30, 2014 as a result of Mr. Axon fulfilling the requirements of a capital plan with the Company and purchasing certain real estate from the Company per the terms of such capital plan (see below). Excluding the gain of approximately $3.7 million (from the exchange of Preferred Stock for certain real estate), the Company had a net loss of approximately $1.0 million in the three months ended September 30, 2014.

As of August 19, 2014, Mr. Axon fulfilled the requirements of a capital contribution agreement (the “Capitalization Agreement”) by making a total of $4.1 million in capital contributions to the Company and was issued a total of 2,050,000 shares of non-transferrable restricted preferred stock of the Company, under the terms of the Capitalization Agreement with the Company. As of August 19, 2014, Mr. Axon was issued a total of 2,050,000 shares of non-transferrable restricted Series A convertible preferred stock, par value $0.001 (the “Preferred Stock”) of the Company, which he had purchased from the Company for $4,100,000, under the terms of the Capitalization Agreement. On September 12, 2014, Mr. Axon exercised his irrevocable and exclusive option under the Capitalization Agreement to exchange his 2,050,000 shares of Preferred Stock for all right, title and interest of the Company in a certain residential apartment and a commercial condominium unit, both of which are located in the borough of Manhattan in the city of New York (the “Real Estate”). The net book value of the Real Estate as of the date of the exercise was approximately $318,000. On the same day, the Company conveyed to Mr. Axon by recordable quitclaim deeds the fee simple interests in the Real Estate, with the commercial condominium unit conveyed subject to a particular non-recourse mortgage the Company had pledged as collateral in favor of a third party. On or about September 25, 2014, Mr. Axon, on behalf of the Company, paid $119,549 in transfer tax and recording fees associated with the transfer of the Real Estate from the Company to him. As such transfer tax and recording fees were the responsibility of the Company, as transferor, the Company has an outstanding payable to him for that amount.

The Company earned servicing revenues of approximately $3,000 during the three months ended September 30, 2014 from servicing the remaining loans for its Previous Unrelated Client (following the transfer of substantially the entire portfolio of loans serviced for the Previous Unrelated Client, which were sold by the Previous Unrelated Client in a series of sales in May 2013, October 2013 and March 2014), compared with approximately $549,000 of servicing revenues received from its Previous Unrelated Client during the three months ended September 30, 2013. The Company currently services those loans that were sold by the Previous Unrelated Client in October 2013 (totaling approximately 640 loans and real estate assets with a UPB of approximately $131 million) to an unrelated institutional investor (the “Unrelated Client”). Included in servicing revenues during the three months ended September 30, 2014 were servicing fees earned from servicing loans for the Unrelated Client in the amount of approximately $237,000.

The Unrelated Client on August 29, 2014 provided 90 days notice to the Company of its rights to terminate the servicing agreement without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client. The servicing is being terminated by the Unrelated Client due to concerns about the Company’s continuing operating losses, the lack of new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company. The servicing for the Unrelated Client of approximately 640 assets with an unpaid principal balance of approximately $131 million is scheduled to be transferred to another servicer effective November 28, 2014. The Company will continue to service the assets for the Unrelated Client for the months of October and November of 2014 and continue to earn servicing fees for those months. During the quarter ended September 30, 2014, the Company earned approximately $237,000 from servicing the assets for the Unrelated Client.

Due to the Company’s continuing operating losses, the Company’s inability to secure new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses, Mr. Axon, on behalf of the Bosco entities, has been actively seeking possible servicing transfers for the Bosco entity portfolios to other servicing companies. Mr. Axon and the Company have been in active discussions and negotiations regarding the possible transfer of substantially all of some components of the serving contracts for the Bosco entities in exchange for a continuing role for the Company as a component servicer and/or asset manager for the Bosco entities.

Revenues increased by $3.1 million to $5.5 million for the three months ended September 30, 2014, from $2.4 million for the three months ended September 30, 2013. Revenues included a gain of $3.7 million recognized in the three months ended September 30, 2014 from the exchange of Preferred Stock for the Real Estate with Mr. Axon per the terms of the Capitalization Agreement. Servicing revenues from the Company’s Previous Unrelated Client decreased by $546,000 as all but one pool of mortgage loans serviced by the Company for the Previous Unrelated Client were sold to third-party purchasers (unrelated institutional investors of loans and related assets) who had their own servicing capabilities. In October 2013, the Company entered into a servicing agreement with the Unrelated Client to service that one pool of loans it had purchased from the Previous Unrelated Client. Excluding the pre tax gain from the sale of the Real Estate (the exchange of Preferred Stock for the Real Estate), revenues decreased by $566,000 for the three months ended September 30, 2014 to $1.8 million, from $2.4 million for the three months ended September 30, 2013, as the servicing for a significant number of the loans sold by the Company’s Previous Unrelated Client were not retained by the Company and the Company has not replaced or supplemented the transferred servicing with significant new servicing contracts. The decrease in servicing and collection fees also was due to other declining portfolios of loans serviced for other third parties. Partially offsetting this decrease in servicing revenues from the Previous Unrelated Client were servicing fees recognized from the Company’s Unrelated Client, which amounted to $237,000 during the three months ended September 30, 2014. However, as previously disclosed, this Unrelated Client on August 29, 2014 provided 90 days notice to the Company of its rights to terminate its servicing agreement with the Company without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 81% and 72% of the total servicing revenues earned during the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had six significant servicing and recovery collection services contracts to service residential mortgage loans and owned real estate; five with related parties (Bosco I, two contracts with Bosco II, Bosco III, and Bosco VI); and one with an unrelated third party (the Unrelated Client). At September 30, 2014, the Company had four other servicing and recovery collection services contracts with Bosco entities (an additional contract with Bosco II, one with Bosco IV, and two with Bosco V) and serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few third parties.

At September 30, 2014, the Company actively serviced and provided recovery collection services on a total population of approximately 35,330 loans and real estate properties, including approximately 28,500 loans for all of the Bosco-related entities.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the three months ended September 30, 2014 and 2013, approximately $7,000 and $9,000, respectively, of such costs were billed to Franklin Holding for such services. It is not expected that the Company’s employee time associated with the performance of such services in the future will be material.

Revenues. Revenues increased by $3.1 million, or 130%, to $5.5 million for the three months ended September 30, 2014, from $2.4 million for the three months ended September 30, 2013. Revenues include servicing fees, other income, gain on redemption of Preferred Shares (the exchange of Preferred Stock for the Real Estate), and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $538,000 to $1.7 million for the three months ended September 30, 2014, compared to $2.3 million during the three months ended September 30, 2013. The Company did not earn any significant servicing revenues during the three months ended September 30, 2014 from servicing the remaining loans for its Previous Unrelated Client (loans sold in May 2013, October 2013 and March 2014), compared with $549,000 of servicing revenues earned from its Previous Unrelated Client during the three months ended September 30, 2013. The decrease in servicing and collection fees earned was principally the result of the absence of servicing and collection fees earned on the portfolio of loans serviced by the Company for the Previous Unrelated Client due to the sale of a substantially all of the mortgage portfolio in May 2013, October 2013 and March 2014 by the Previous Unrelated Client, which except for the October 2013 loan sale were not replaced or supplemented with significant new servicing contracts. The Company entered into a servicing agreement with the Unrelated Client to continue to service the loans sold in October 2013 for a minimum period of nine months at principally the same fee structure as the Company’s prior servicing fee structure with the Previous Unrelated Client. The Company’s servicing revenues earned for the three months ended September 30, 2014 from this Unrelated Client amounted to $237,000. However, as previously disclosed, this Unrelated Client on August 29, 2014 provided 90 days notice to the Company of its rights to terminate its servicing agreement with the Company without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client.

In addition, the Company experienced approximately a $218,000 net decrease in servicing and collection fees earned from the servicing contracts for the Bosco entities during the three months ended September 30, 2014 due principally to (i) $1.0 million earned for the three months ended September 30, 2014 from the Bosco II, Bosco II-2 and Bosco II-3 portfolios compared with $1.2 million earned for the three months ended September 30, 2013, (ii) $82,000 earned from the Bosco III portfolio for the three months ended September 30, 2014 compared with $97,000 earned for the three months ended September 30, 2013, (iii) $85,000 earned for the three months ended September 30, 2014 from the Bosco VI servicing contract compared with $121,000 earned for the three months ended September 30, 2013, and (iv) $5,000 earned for the three months ended September 30, 2014 from two servicing contracts entered into with Bosco V entities compared with $17,000 earned for the three months ended September 30, 2013. Servicing revenues from servicing the Bosco I and Bosco IV portfolios increased by $24,000 to $180,000 for the three months ended September 30, 2014. Servicing fees from all other unrelated third-party servicing clients decreased by approximately $12,000 during the three months ended September 30, 2014.

Other income (principally rental income, gain on redemption of preferred shares, and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) increased by $3.6 million, to $3.7million during the three months ended September 30, 2014, from $120,000 during the corresponding three months of 2013. This increase was the result of a gain of $3.7 million recognized in the three months ended September 30, 2014 from the exchange of Preferred Stock for the Real Estate with Mr. Axon per the terms of the Capitalization Agreement. For the three months ended September 30, 2014 the Company had decreased revenues of (i) $15,000 in rental income for the subleasing of leased office space due to its sublease expiration on December 31, 2013, (ii) $2,000 in management fees for services provided by the Company to the bankruptcy estate of its former parent (Franklin Holding), and (iii) $11,000 in miscellaneous income during the three months ended September 30, 2013.

Operating Expenses. Operating expenses decreased by $435,000, or 14%, to $2.7 million during the three months ended September 30, 2014 from $3.2 million during the same period in 2013. Total operating expenses include collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses decreased by $428,000, or 14%, to $2.7 million during the three months ended September 30, 2014, from $3.2 million during the corresponding three-month period in 2013.

Salary and employee benefits expenses decreased by $97,000, or 6%, to $1.6 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The number of servicing employees decreased to 39 at September 30, 2014 from 68 employees at September 30, 2013, and from 67 employees at December 31, 2013. Included in the reduction in salary expense was a $20,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 54 employees at September 30, 2014, compared with 90 employees at September 30, 2013 and 88 employees at December 31, 2013. On August 22, 2014, the Company implemented a company-wide work force reduction, which affected approximately 35 salaried employees, in an attempt to partly offset continuing operating losses at the Company. Salaries and employee benefits expense reductions related to the Company’s reduction in workforce, which took place in late August 2014, were only partially realized in the quarter ended September 30, 2014 and will not be fully realized until the fourth quarter of 2014.

Communications and technology costs decreased by $64,000 during the three months ended September 30, 2014, from $256,000 during the corresponding period in 2013, while Facility costs decreased by $127,000 to $367,000 during the three months ended September 30, 2014, from $494,000 during the corresponding period in 2013 principally due to a negotiated lease renewal of the Company’s office space that results in reduced rental costs over the term of the lease extension. Professional fees decreased by $118,000 to $202,000 during the three months ended September 30, 2014, from $320,000 during the corresponding period in 2013, principally due to decreases of (i) $89,000 in IT contractors utilized for special projects (ii) $46,000 in various outside legal fees (principally due to fewer settlements of routine servicing matters and ongoing corporate litigation cases), and (iii) $1,000 for public company related fees. These decreases in professional fees were somewhat offset by a increase of $18,000 in consulting services incurred for business development for the period ended September 30, 2014 as compared to the same period last year. All other expenses decreased by $21,000, or 6%, to $321,000 during the three months ended September 30, 2014, from $342,000 during the three months ended September 30, 2013. Included in All other expenses (Collection, general and administrative expenses) during the three months ended September 30, 2014 was an increase in various collection expenses of $7,000. Various other general and administrative expenses decreased by approximately $29,000 during the three months ended September 30, 2014, principally as a result of generally reduced operating costs throughout the company.

Interest expense amounted to $6,000 for the three months ended September 30, 2014, which was incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding. Interest expense amounted to $7,000 for the three months ended September 30, 2013.

Depreciation expenses decreased by $6,000 to $14,000 in the three months ended September 30, 2014 due to the full depreciation of certain assets and the sale of an asset in September 2014, compared with the same three-month period of 2013.

Net Income. Net income in the three months ended September 30, 2014 increased by $3.5 million to net income of $2.7 million from a net loss of $797,000 during the three months ended September 30, 2013, for the reasons set forth above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Overview. The Company had net income of $1.6 million for the nine months ended September 30, 2014, compared with a net loss of $2.1 million for the nine months ended September 30, 2013. The Company had net income per common share for the nine months ended September 30, 2014 and 2013 of $0.15 and a net loss per share of $0.21, respectively, on a basic and diluted basis. Included in the net income of $1.6 million for the nine months ended September 30, 2014 was (i) a gain of $3.7 million recognized in the three months ended September 30, 2014 as a result of Mr. Axon fulfilling the requirements of a capital plan with the Company (the Capitalization Agreement) and purchasing certain real estate (the Real Estate) from the Company in exchange for the Preferred Stock per the terms of the Capitalization Agreement, (ii) termination fees of approximately $435,000 earned for the sales in March 2014 of substantial portions of the serviced mortgage portfolio by the Company’s Previous Legacy Client, (iii) the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000, and (iv) a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000 (related to the Company’s relocation of its operations to the state of New Jersey in 2005). Included in the net loss of $2.1 million for the nine months ended September 30, 2013 was a termination fee of approximately $290,000 earned from the sale in May 2013 of a substantial portion of the serviced mortgage portfolio by the Company’s Previous Unrelated Client. Excluding the gain of approximately $3.7 million from the exchange of Preferred Stock for the Real Estate, the Company had a net loss of approximately $2.0 million in the nine months ended September 30, 2014.

Revenues increased by $2.5 million, or 31%, to $10.5 million for the nine months ended September 30, 2014, from $8.0 million for the nine months ended September 30, 2013.

Servicing revenues decreased by $1.5 million, or 20%, for the nine months ended September 30, 2014 to $6.1 million, from $7.7 million for the nine months ended September 30, 2013, as the servicing of a significant number of the loans sold by the Previous Unrelated Client were not retained by the Company and the Company has not replaced or supplemented the transferred servicing with significant new servicing contracts. Servicing revenues decreased by $1.4 million from the Previous Unrelated Client as all but one pool of mortgage loans serviced by the Company for the Previous Unrelated Client were sold to third-party purchasers (unrelated institutional investors of loans and related assets) who had their own servicing capabilities. Included in servicing revenues for the nine months ended September 30, 2014 and September 30, 2013 were termination fees of approximately $435,000 and $290,000, respectively, earned from the sales of substantial portions of the mortgage portfolio in March 2014 and in May 2013 by the Previous Unrelated Client. Partially offsetting the decrease in servicing revenues from the Previous Unrelated Client (the Company entered into a servicing agreement with the purchaser, the Unrelated Client, of a pool of loans sold in October 2013 by the Previous Unrelated Client) were servicing fees recognized from the Company’s Unrelated Client that amounted to $676,000 during the nine months ended September 30, 2014. However, as previously disclosed, this Unrelated Client on August 29, 2014 provided 90 days notice to the Company of its rights to terminate its servicing agreement with the Company without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client. The decrease in servicing and collection fees was also due to other declining portfolios of loans serviced for other third parties, which decreased by approximately $799,000 during the nine months ended September 30, 2014.

Included in the Company’s revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $4.6 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 74% and 67% of the total servicing revenues earned during the nine months ended September 30, 2014 and 2013, respectively. The servicing revenues earned from servicing pools of loans for the Bosco-related entities represented approximately 80% and 70%, respectively, of the total servicing revenues, excluding from total servicing revenues the termination fees paid by the Previous Unrelated Client for the sales of portions of the mortgage portfolio serviced on its behalf by the Company during the nine months ended September 30, 2014 and 2013. Also, more than offsetting the decreases in servicing revenues in the nine months ended September 30, 2014 was an increase in Other income, principally a gain of $3.7 million recognized as a result of Mr. Axon fulfilling the requirements of a capital plan with the Company (the Capitalization Agreement) and purchasing certain real estate (the Real Estate) from the Company in exchange for the Preferred Stock per the terms of the Capitalization Agreement, the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000 and a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000.

Deferred servicing fees (uncollected and not accrued) from the Bosco I servicing portfolio amounted to approximately $331,000 for the nine months ended September 30, 2014, and at September 30, 2014 had accumulated to approximately $3.7 million. The Bosco I servicing fee structure was amended in October 2009 at the request of the Bosco I lenders to limit and defer servicing fees earned by the Company in excess of a monthly cap.

Beginning in June 2012, the Company began to provide accounting, administrative and tax services for the bankruptcy estate and liquidation manager of Franklin Holding on generally a time and materials basis. The bankruptcy estate of Franklin Holding reimburses the Company, based on time spent by the Company’s employees (including wages and employee benefits), other than for the liquidation manager of Franklin Holding, who provide services for Franklin Holding, and other reasonable third-party costs and expenses incurred in connection with such services. For the nine months ended September 30, 2014 and 2013, approximately $22,000 and $35,000, respectively, of such costs were billed to Franklin Holding for such services.

Revenues. Revenues increased by $2.5 million, or 31% to $10.5 million during the nine months ended September 30, 2014, from $8.0 million during the same nine-month period in 2013. Revenues include servicing fees, gain on redemption of preferred shares, and other income and interest income.

Servicing income (principally fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as late charges, prepayment penalties, and other miscellaneous servicing-related income) decreased by $1.5 million, or 20%, to $6.1 million during the nine months ended September 30, 2014 from $7.7 million during the corresponding nine months in the prior year. The decrease in servicing and collection fees earned was principally the result of the absence of servicing and collection fees earned from the Previous Unrelated Client due to its sale of substantially all of the mortgage portfolio that had been serviced by the Company for the Previous Unrelated Client during a series of transactions occurring in May 2013, October 2013 and March 2014, which except for the October 2013 loan sale (sold to and serviced by the Company for the Unrelated Client) were not replaced or supplemented with significant new servicing contracts. Servicing and collection fees earned from the Previous Unrelated Client amounted to $678,000 and $2.1 million during the nine months ended September 30 2014 and 2013, respectively. The Company entered into a servicing agreement with the Unrelated Client to continue to service the loans sold to it by the Previous Unrelated Client in October 2013 at principally the same fee structure as the Company’s prior servicing fee structure with the Previous Unrelated Client. The Company’s servicing revenues earned for the nine months ended September 30, 2014 from the Unrelated Client amounted to $676,000. However, as previously disclosed, this Unrelated Client on August 29, 2014 provided 90 days notice to the Company of its rights to terminate its servicing agreement with the Company without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client.

The Company earned termination fees of approximately $435,000 in the nine months ended September 30, 2014 for sales of certain portions of the serviced mortgage portfolio in March 2014 by the Company’s Previous Unrelated Client, which partially offset the reduced servicing and collection fees earned from the Previous Unrelated Client. The Company earned termination fees of $290,000 in the nine months ended September 30, 2013 for the sale of a certain portion of the serviced mortgage portfolio in May 2013 by the Previous Unrelated Client. In addition, the Company experienced a $608,000 net decrease in servicing and collection fees earned from servicing the Bosco entities during the nine months ended September 30, 2014 due principally to (i) $3.5 million earned for the nine months ended September 30, 2014 from the Bosco II, Bosco II-2 and Bosco II-3 portfolios compared with $4.0 million earned for the nine months ended September 30, 2013, (ii) $199,000 earned from the Bosco III portfolio for the nine months ended September 30, 2014 from the $250,000 earned for the nine months ended September 30, 2013, (iii) $273,000 earned for the nine months ended September 30, 2014 from the Bosco VI servicing contract compared with $391,000 earned for the nine months ended September 30, 2013, and (iv) $10,000 earned for the nine months ended September 30, 2014 from two servicing contracts entered into with Bosco V compared with $40,000 earned for the nine months ended September 30, 2013. Servicing revenues from servicing the Bosco I and Bosco IV portfolios increased by $41,000 to $526,000, respectively, for the nine months ended September 30, 2014. Servicing fees from all other unrelated third-party servicing clients decreased by approximately $191,000 during the nine months ended September 30, 2014.

Other income (principally rental income, gain on sale of asset, and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) increased by $4.0 million, to $4.4 million during the nine months ended September 30, 2014, from approximately $360,000 during the corresponding nine months of 2013. This increase was principally the result of (i) a gain of $3.7 million recognized in the three months ended September 30, 2014 from the exchange of Preferred Stock for the Real Estate with Mr. Axon per the terms of the Capitalization Agreement, (ii) the recognition of a recovery of a legal settlement in June 2014 in the amount of $110,000, and (iii) a state business incentive grant received in the three months ended March 31, 2014 in the amount of $321,000. For the nine months ended September 30, 2014 the Company also had decreased revenues of (i) $80,000 in rental income for the subleasing of leased office space due to the sublease expiration on December 31, 2013, (ii) $13,000 in management fees for services provided by the Company to the bankruptcy estate of its former parent (Franklin Holding), and (iii) a $24,000 increase in miscellaneous income.

Operating Expenses. Operating expenses decreased by $1.2 million, or 12%, to $8.9 million during the nine months ended September 30, 2014 from $10.1 million during the same period in 2013. Included in Operating expenses during the nine months ended September 30, 2013 was a settlement with the Company’s Previous Unrelated Client regarding a foreclosure matter for $150,000. Total operating expenses include, collection, general and administrative expenses, interest and depreciation expense.

Collection, general and administrative expenses decreased by $1.1 million, or 11%, to $8.8 million during the nine months ended September 30, 2014, from $9.9 million during the corresponding nine-month period in 2013. Included in Collection, general and administrative expenses during the nine months ended September 30, 2013 was a settlement for $150,000 with the Company’s Previous Unrelated Client regarding a foreclosure matter.

Salary and employee benefits expenses decreased by $226,000, or 4%, to $5.3 million during the nine months ended September 30, 2014, from the nine months ended September 30, 2013. The number of servicing employees decreased to 39 at September 30, 2014, from 68 employees at September 30, 2013 and 67 employees at December 31, 2013. Included in the reduction in salary expense was a $17,000 decrease in the cost of temporary personnel services utilized for projects in the servicing area. The Company had 54 employees at September 30, 2014, compared with 90 employees at September 30, 2013 and 88 employees at December 31, 2013. On August 22, 2014, the Company implemented a company-wide work force reduction, which affected approximately 35 salaried employees, in an attempt to partly offset continuing operating losses at the Company. Salaries and employee benefits expense reductions related to the Company’s reduction in workforce, which took place in late August 2014, were only partially realized in the quarter ended September 30, 2014 and will not be fully realized until the fourth quarter of 2014.

Communications and technology costs decreased by $116,000 to $602,000 during the nine months ended September 30, 2014, from $718,000 during the corresponding period in 2013, while Facility costs decreased by $330,000 to $1.1 million during the nine months ended September 30, 2014, from $1.4 million during the corresponding period in 2013 principally due to a negotiated lease renewal of the Company’s office space that resulted in reduced rental costs over the term of the lease extension. Professional fees decreased by $211,000 during the nine months ended September 30, 2014 to $747,000, from $958,000 during the corresponding period in 2013, principally due to decreases of (i) $199,000 for IT contractors for special projects, (ii) $44,000 for audit services and $18,000 for tax consulting and review services, and (iii) $42,000 in outside legal fees. These decreases in professional fees were partially offset by increases in professional employee recruiting fees of $48,000, consulting fees of $24,000 (incurred for business development purposes) and $20,000 for public company related fees, which included $39,000 and $49,000 in the nine month periods ended September 30, 2014 and 2013, respectively, for board of directors’ fees. All other expenses (Collection, general and administrative expenses) decreased by $234,000, or 18%, to $1.1 million during the nine months ended September 30, 2014, from $1.3 million during the nine months ended September 30, 2013. Included in All other expenses during the nine months ended September 30, 2014 was a decrease of $146,000 in collection-related expenses. All other expenses during the nine months ended September 30, 2013 included a settlement with the Company’s Previous Unrelated Client regarding a foreclosure matter for $150,000. Various other general and administrative expenses decreased by approximately $88,000 during the nine months ended September 30, 2014, principally as a result of generally reduced operating costs throughout the company.

Interest expense incurred on the Note payable to the bankruptcy estate of the Company’s former parent company, Franklin Holding, amounted to $18,000 for the nine months ended September 30, 2014 compared with $23,000 in the nine-month period a year ago.

Depreciation expenses decreased by $111,000 in the nine months ended September 30, 2014 due to the full depreciation of certain assets, compared with the same nine-month period of 2013.

Net Loss. Net loss for the nine months ended September 30, 2014 decreased by $3.7 million, to net income of $1.6 million, from a net loss of $2.1 million during the nine months ended September 30, 2013, for the reasons set forth above.

Liquidity and Capital Resources

Going Concern Uncertainty. The Company has been and continues to be operating in a difficult environment, and has been significantly and negatively impacted by: continuing operating losses; the Company’s inability to secure new servicing business; the completion of the Capitalization Agreement between the Company and Mr. Axon, which had provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses; Mr. Axon’s decision, in his discretion, at this point to not commit to making further capital contributions to the Company; the loss of the Unrelated Client; and Mr. Axon’s decision, on behalf of the Bosco entities, to actively seek possible servicing transfers for the Bosco entity portfolios to other servicing companies. See Note 1 to the Financial Statements.

Due to the Company’s continuing operating losses, the Company’s inability to secure new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses, Mr. Axon, on behalf of the Bosco entities (which are essentially the only remaining clients of the Company), has been actively seeking possible servicing transfers for the Bosco entity portfolios to other servicing companies. Mr. Axon and the Company have been in active discussions and negotiations regarding the possible transfer of substantially all or some components of the serving contracts for the Bosco entities in exchange for a continuing role for the Company as a component servicer and/or asset manager for the Bosco entities. See Note 1 to the Financial Statements.

Without the continued capital and cash flow assistance from Mr. Axon, the Company’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. See Note 1 to the Financial Statements.

General. As of September 30, 2014, the Company had one limited source of external funding in addition to the cash flow provided from servicing loans for third parties. Through the Company’s credit facility (the “Licensing Credit Agreement”) with The Huntington National Bank (the “Bank”), the Company has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility, which is secured by cash collateral of $7.5 million. At September 30, 2014, there was no debt outstanding under the revolving line and approximately $4.0 million of undrawn letters of credit issued under the Licensing Credit Agreement with the Bank. The Licensing Credit Agreement expires on March 31, 2015. See Note 7 to the Financial Statements.

Additional liquidity had been provided by Thomas J. Axon, the Company’s Chairman, President and majority stockholder, under the terms of a capital contribution agreement entered into on October 11, 2013 by the Company and Mr. Axon (the Capitalization Agreement), to increase the net worth and liquidity of the Company. Under the terms of the Capitalization Agreement, Mr. Axon was required to contribute a minimum of $200,000 in non-refundable cash capital contributions monthly, which began on October 20, 2013, until he has contributed an aggregate of $4.1 million to the Company. In exchange for the capital contributions, Mr. Axon would receive one share of non-transferrable restricted Series A convertible preferred stock, par value $0.001, (the Preferred Stock) of the Company for every $2 the Company receives in capital contributions made by Mr. Axon. The Capitalization Agreement granted to Mr. Axon an irrevocable and exclusive option to exchange 2,050,000 shares of Preferred Stock for any right, title and interest of the Company in two specifically designated real estate properties owned by the Company located in the borough of Manhattan in the city of New York, exercisable on or after the date on which the Company has received a total of $4.1 million in cash capital contributions from Mr. Axon. Prior to the exercise of this option, Mr. Axon did not have any ownership rights in, and the Company retained the right to use and possess the real estate, including the right to any rental income received from the real estate. See Note 11 to the Financial Statements.

As of August 19, 2014, Mr. Axon fulfilled the requirements of the Capitalization Agreement by making a total of $4.1 million in capital contributions to the Company and was issued a total of 2,050,000 shares of Preferred Stock of the Company. As a result of fulfilling the requirements of the Capitalization Agreement, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits.

At June 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the minimum net worth requirements as defined by the various state regulatory authorities (generally referred to herein as the “Regulatory Net Worth”) and licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive Regulatory Net Worth), Michigan (which is $100,000), and New York State (which was $460,000 at September 30, 2014) and approval requirements for the Federal Housing Administration (“FHA”) and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At September 30, 2014, the Company’s Regulatory Net Worth was negative $906,000.

The Company was operating under a capital plan (the “Plan”) with the New York State Department of Financial Services (the “Department”) committing it to maintain GAAP net worth of not less than $5.0 million and not less than 5% of the outstanding principal balance of New York mortgage loans serviced (as defined by the Department); at least 10% of the Regulatory Net Worth otherwise required by the Department in cash, cash equivalents or readily marketable securities, which in any event will not be less than $100,000; and Regulatory Net Worth, adjusted to include collectible receivables from related parties under mortgage servicing agreements and cash installments made by Mr. Axon under the Capitalization Agreement, of not less than negative $1.0 million. The Plan was contingent on the Company regaining full compliance with the financial responsibility requirements under state regulations no later than November 1, 2014

At June 30, 2014, the Company was in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) had decreased to approximately $4.5 million, which was below the $5.0 million minimum amount required under the Plan. As a result of the gain recognized from the sale of Real Estate by the Company to Mr. Axon in exchange for the Preferred Stock (per the terms of the Capitalization Agreement), the Company cured the deficiency on September 12, 2014.

The Company did not regain full compliance with the financial responsibility requirements under state regulations by the November 1, 2014 deadline set by the Department in its approval letter. On October 28, 2014, the Company requested that the Department consider granting it a short extension of the Plan, under the same terms and conditions, to either (i) regain compliance with the financial responsibility requirements no later than December 31, 2014 or (ii) notify the owners of the New York mortgage loans, for whom the Company acts as a subservicer, no later than March 31, 2015 that the Company is terminating the subservicing of all New York mortgage loans and will cooperate with a transfer of the subservicing of such mortgage loans, which must occur no later than April 30, 2015, to a mortgage servicer registered with the Department. There is no assurance that the Department will find the proposed extension of the Plan to be acceptable, in which case we will no longer be able to service New York mortgage loans, our business and business opportunities will be adversely affected, and we may not be able to retain, in whole or in part, certain current servicing contracts.

See Notes 11 and 12 to the Financial Statements.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At September 30, 2014, all of the Company’s cash (including $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank or with other FDIC-member banks.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. The Company’s principal sources of cash flow for liquidity purposes are cash flows provided from servicing loans for third parties, and cash capital contributions that had been provided by Mr. Axon under the terms of the Capitalization Agreement, effective September 30, 2013. However, as of August 19, 2014, Mr. Axon fulfilled the requirements of the Capitalization Agreement by making a total of $4.1 million in capital contributions to the Company under the terms of the Capitalization Agreement. As a result of fulfilling the requirements of the Capitalization Agreement, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits. See Note 11 to the Financial Statements.

At September 30, 2014, the Company had cash and cash equivalents of $968,000 compared with $1.3 million at December 31, 2013. At September 30, 2014, the Company had restricted cash of $14.0 million compared with $15.3 million at December 31, 2013. Included in Restricted cash at September 30, 2014 and December 31, 2013 was cash held for third parties, which includes interest, principal and other collections received from servicing portfolios for third-party clients, in the amount of $6.5 million and $7.8 million, respectively, that was restricted under the Company’s servicing agreements with third parties. Also included in Restricted cash at both September 30, 2014 and December 31, 2013 was pledged cash to the Bank of $7.5 million (pledged under the Licensing Credit Agreement). See Note 7 to the Financial Statements.

Net cash used in operating activities was $3.0 million during the nine months ended September 30, 2014, compared to $601,000 in net cash used during the nine months ended September 30, 2013. The increase in net cash used was principally due to (i) the $3.7 million gain realized on the exchange of the Preferred Stock for the Real Estate pursuant to the Capitalization Agreement and (ii) a decrease in Accrued expenses and other current liabilities in the amount of $1.5 million. The increase in net cash used was somewhat offset by (i) the increase in net income during the nine months ended September 30, 2014 to $1.6 million compared to a net loss of $2.1 million during the nine months ended September 30, 2013 and (ii) a $564,000 decrease in Accounts receivables.

Net cash provided by investing activities was $95,000 during the nine months ended September 30, 2014, compared to $380,000 of net cash provided by investing activities during the nine months ended September 30, 2013. The decrease in net cash provided by investing activities was due principally to the payment of $250,000 by Mr. Axon for a portion of the Company’s then outstanding membership interest in Bosco VI during the nine months ended September 30, 2013 (there was no such payment in the nine months ended September 30, 2014), and approximately $44,000 in decreased distributions received from the investment in Bosco VI. See Notes 4 and 10 to the Financial Statements.

Net cash provided by financing activities was $2.5 million during the nine months ended September 30, 2014, compared to $394,000 in net cash used in financing activities during the nine months ended September 30, 2013. The net cash provided by financing activities during the nine months ended September 30, 2014 was the result of an aggregate $2.7 million in capital contributions made by Mr. Axon to the Company during the nine months ended September 30, 2014 under the terms of the Capitalization Agreement, compared with $500,000 of contributed capital during the nine months ended September 30, 2013. See Note 11 to the Financial Statements

Borrowings

At September 30, 2014, the Company had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank. See Note 7 to the Financial Statements.

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

Interest Rate Risk

As of September 30, 2014, the Company had no significant investments in financial assets or borrowed funds, and therefore has limited exposure to interest rate fluctuations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K, other than as set forth below.

Risks Related to the Company’s Business

•	If the Company’s lender fails to renew its Licensing Credit Agreement for additional terms, the Company’s revolving line of credit and letter of credit facilities will expire on March 31, 2015.

•	The clients for whom the Company services loans may transfer its rights as servicer and the Company may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

-	The Company’s significant unrelated party client (the Unrelated Client) on August 29, 2014 provided 90 days notice to the Company of its rights to terminate the servicing agreement without cause and penalty, effective November 27, 2014, for all of the assets serviced for the Unrelated Client, which the Company has sub-serviced mortgage loans and real estate assets since October 2013. The servicing is being terminated by the Unrelated Client due to concerns about the Company’s continuing operating losses, the lack of new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company. The servicing for the Unrelated Client of approximately 640 assets with an unpaid principal balance of approximately $131 million is scheduled to be transferred to another servicer effective November 28, 2014. The Company will continue to service the assets for the Unrelated Client for the months of October and November of 2014 and continue to earn servicing fees for those months. During the quarter ended September 30, 2014, the Company earned approximately $237,000 from servicing the assets for the Unrelated Client.

-	Due to the Company’s continuing operating losses, the Company’s inability to secure new servicing business for the Company and the completion of the Capitalization Agreement between the Company and Mr. Axon, which provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses, Mr. Axon, on behalf of the Bosco entities, has been actively seeking possible servicing transfers for the Bosco entity portfolios to other servicing companies. Mr. Axon and the Company have been in active discussions and negotiations regarding the possible transfer of substantially all or some components of the serving contracts for the Bosco entities in exchange for a continuing role for the Company as a component servicer and/or asset manager for the Bosco entities.

-	Franklin, following the spin-off from Franklin Holding, has been unable to attract any new business.

•	The Company’s ability to fund operating expenses depends on the cash flow received principally from servicing loans for third parties.

•	A prolonged economic slowdown or a lengthy or severe recession could harm the Company’s servicing operations, particularly if it results in a decline in the real estate market.

•	The Company’s servicing business is sensitive to, and can be affected by, changes in interest rates.

•	The Company may not be successful in expanding or implementing its planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

-	If the Company does not obtain and maintain the appropriate state licenses, it will not be allowed to service mortgage loans in affected states, which would adversely affect the Company’s operations. At September 30, 2014, as a result of the Company’s operating losses, the Company was not in compliance with the Regulatory Net Worth licensing requirements in Illinois (which is $150,000), Massachusetts (which requires positive Regulatory Net Worth), Michigan (which is $100,000), and New York State (which was $460,000 at September 30, 2014) and approval requirements for FHA and Ginnie Mae (the Company does not currently service loans held in Ginnie Mae securities and services an insignificant number of FHA loans). At September 30, 2014, the Company’s Regulatory Net Worth was negative $906,000. Such operating losses, if they continue, will deplete net worth and eventually result in noncompliance with the requirements to maintain certain licenses in a number of other states.

-	At June 30, 2014, the Company was in default under its capital plan (the Plan” with the New York State Department of Financial Services (the Department) solely because its net worth under GAAP (as opposed to Regulatory Net Worth) had decreased to $4.5 million, which is below the $5.0 million minimum amount required under the Plan. At September 30, 2014, the Company was in default under the Plan solely because its net worth under GAAP (as opposed to Regulatory Net Worth) had decreased to approximately $4.5 million, which was below the $5.0 million minimum amount required under the Plan. As a result of the gain recognized from the sale of Real Estate by the Company to Mr. Axon in exchange for the Preferred Stock (per the terms of the Capitalization Agreement), the Company cured the deficiency on September 12, 2014.

-	The Company failed to meet the requirement under the Plan that it regain full compliance with the financial responsibility requirements under state regulations by November 1, 2014. On October 28, 2014, the Company requested that the Department consider granting it a short extension of the Plan, under the same terms and conditions, to either (i) regain compliance with the financial responsibility requirements no later than March 31, 2015 or (ii) notify the owners of the New York mortgage loans, for whom the Company acts as a subservicer, no later than March 31, 2015 that the Company is terminating the subservicing of all New York mortgage loans and will cooperate with a transfer of the subservicing of such mortgage loans, which must occur no later than April 30, 2015, to a mortgage servicer registered with the Department. There is no assurance that the Department will find the proposed extension of the Plan to be acceptable, in which case the Company will no longer be able to service New York mortgage loans, the Company business and business opportunities will be adversely affected, and the Company may not be able to retain, in whole or in part, certain current servicing contracts.

•	A significant number of the mortgage loans that the Company services on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and the Company’s operations could be harmed by economic downturns or other adverse events in these states.

-	With respect to mortgage loans in New York, the Company failed to meet the requirement under its capital plan (the Plan) with the New York State Department of Financial Services (the Department) that it regain full compliance with the financial responsibility requirements under state regulations by November 1, 2014. On October 28, 2014, the Company requested that the Department consider granting it a short extension of the Plan, under the same terms and conditions, to either (i) regain compliance with the financial responsibility requirements no later than March 31, 2015 or (ii) notify the owners of the New York mortgage loans, for whom the Company acts as a subservicer, no later than March 31, 2015 that the Company is terminating the subservicing of all New York mortgage loans and will cooperate with a transfer of the subservicing of such mortgage loans, which must occur no later than April 30, 2015, to a mortgage servicer registered with the Department. There is no assurance that the Department will find the proposed extension of the Plan to be acceptable, in which case we will no longer be able to service New York mortgage loans, our business and business opportunities will be adversely affected, and we may not be able to retain, in whole or in part, certain current servicing contracts.

•	The Company may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans, including subordinate liens and loans that have become unsecured.

•	A number of the second-lien mortgage loans that the Company services may be subordinated to adjustable rate mortgages (“ARM”) or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and defaults and contribute to a decrease in servicing and collection revenues.

•	Legal proceedings and regulatory investigations could be brought or initiated that could adversely affect the Company’s financial results.

•	Given the nature of the industry in which the Company operates, the Company’s businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

•	The Company is exposed to counterparty risk and there can be no assurances that the Company will manage or mitigate this risk effectively.

•	The success and growth of the Company’s servicing business will depend on its ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on its business.

•	If the Company does not effectively manage changes and growth in its business, its financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm the Company’s business.

On August 22, 2014, the Company implemented a company-wide work force reduction, which affected approximately 35 salaried employees, in an attempt to partly offset continuing operating losses at the Company. Following the reduction in force, the Company has 54 employees.

•	An interruption in or breach of the Company’s information systems may result in lost business and increased expenses.

•	The Company is exposed to the risk of environmental liabilities with respect to properties to which the Company took title.

•	A loss of the Company’s Chairman and President may adversely affect its operations.

Mr. Axon has made each of the capital contributions that were required of him under a capitalization agreement (the capitalization agreement) that he had entered into with the Company in October 2013. Accordingly, Mr. Axon is no longer obligated to fund the Company’s operating deficits, and there can be no assurance that Mr. Axon will continue to provide capital to fund the Company’s operating losses and cash deficits.

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

Additional Risks Related to the Company’s Business

•     The Company may not be able to continue as a going concern.

The Company has been and continues to be operating in a difficult environment, and has been significantly and negatively impacted by: continuing operating losses; the Company’s inability to secure new servicing business; the completion of the Capitalization Agreement between the Company and Mr. Axon, which had provided for monthly capital contributions by Mr. Axon to the Company to fund the Company’s operating losses; Mr. Axon’s decision, in his discretion, at this point to not commit to making further capital contributions to the Company; the loss of the Unrelated Client; and Mr. Axon’s decision, on behalf of the Bosco entities, to actively seek possible servicing transfers for the Bosco entity portfolios to other servicing companies.

The financial condition of the Company raises substantial doubt about its ability to continue as a going concern.

•     The Company has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and a preliminary information statement to stockholders, both of which are under the review of and subject to comments of the staff of the SEC, to effect a reverse and forward stock split as part of a plan to deregister the Company’s Common Stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our Common Stock and result in less disclosure about the Company, without the Company’s stockholders having the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002.

On October 7, 2014, the Board of Directors (the “Board”) of the Company, at a meeting of the Board, and the holders of a majority of the outstanding shares of common stock of the Company, by written consent in lieu of a stockholder meeting, approved proposed amendments to the Company’s Certificate of Incorporation that would effect (1) a 1-for-200 reverse stock split (the Reverse Stock Split) of the Company’s outstanding $0.01 par value common stock (Common Stock) immediately followed by (2) a 200-for-1 forward stock split (the Forward Stock Split) of the Company’s outstanding Common Stock. The combination of the Reverse Stock Split and the Forward Stock Split are referred to as the Reverse/Forward Split). Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.50 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split would participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock.

Although the proposed Reverse/Forward Split has been approved by the holders of the requisite majority of the shares of the Company’s Common Stock, the Board reserves the right, in its discretion, to abandon the Reverse/Forward Split before it becomes effective, if it determines that abandoning the Reverse/Forward Split is in the best interests of the Company or its stockholders.

The intended effect of the Reverse/Forward Split is to ensure that the number of record holders of the Company’s Common Stock (427 as of October 7, 2014) is below 300 so that the Company would be eligible to terminate the public registration of the Company’s Common Stock under the Securities Exchange Act of 1934, as amended (the Exchange Act). Provided that the Reverse/Forward Split would have the intended effect, the Company would then file to deregister the Common Stock with the Securities and Exchange Commission (SEC). The Company would then in such case no longer be required to file periodic reports with the SEC, although stockholders would be entitled to have access to certain Company information under Delaware law. The Company expects that the deregistration of its Common Stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings would be approximately $131,000 in tangible expenses, in addition to considerable saved senior management time and effort spent on compliance and disclosure matters attributable to the Company’s Exchange Act filings, instead of managing and growing the Company’s business. However, if the Reverse/Forward Split were not to have the intended effect, or if the number of record holders of the Company’s Common Stock were to rise to either 500 or more persons who are not accredited investors or 2,000 persons after any consummation of the Reverse/Forward Split for any reason (in each case, provided the Company had total assets exceeding $10 million), the Company would once again be subject to the periodic reporting obligations under the Exchange Act and the SEC’s proxy rules, which would negate much, if not all, of the savings intended to be accomplished through the Reverse/Forward Split.

Stockholders of record owning fewer than 200 shares of the Company’s Common Stock will not have an opportunity to liquidate their shares at a time and for a price of their choosing; instead, they will be cashed out, will no longer be stockholders of the Company and will not have the opportunity to participate in or benefit from any future potential appreciation in the value of the Company. Stockholders of record who want to continue to be stockholders in the Company can attempt to purchase additional shares in order to have at least 200 shares so that they will be unaffected by the Reverse Split, or they can attempt to purchase shares after the Reverse Split but prior to the Company filing to become a non-reporting entity. After the Company becomes a non-reporting entity, it is anticipated that the Company’s Common Stock will remain on the Grey Sheets. However, there may be limited liquidity for the Common Stock and stockholders may not be able to purchase or sell the Common Stock at all or at prices they desire.

Stockholders holding the Company’s Common Stock following the Reverse/Forward Split and subsequent filing to become a non-reporting entity may no longer have the information that is currently provided in the Company’s filings with the SEC pursuant to the Exchange Act regarding such matters as the Company’s business operations and developments, legal proceedings involving the Company, the Company’s financial results, the compensation of the Company’s directors and named executive officers, and Company securities held by the Company’s directors, officers and major stockholders. In addition, it is likely that there will be limited liquidity for the Common Stock and that trading of shares may only continue in privately negotiated sales. As a result, stockholders may not be able to purchase or sell the Common Stock at all or at prices they desire.

Further, the Company’s stockholders will no longer have the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002 applicable to the Company and the Company’s directors, officers and major stockholders, including the short-swing profit provisions of Section 16, the proxy solicitation rules under Section 14, the stock ownership reporting rules under Section 13, provisions relating to personal attestation by officers about accounting controls and procedures, potential criminal liability regarding the disclosure by the Company and provisions relating to restrictions on lending.

Risks Related to the Distribution

•	The Company’s agreements with the bankruptcy estate of Franklin Holding and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

•	If the distribution of the Company’s common stock to stockholders of Franklin Holding (the “Distribution”) is determined to be taxable for U.S. Federal income tax purposes, the Company and its stockholders could incur significant U.S. Federal income tax liabilities.

•	Certain adverse tax consequences could result from the Distribution of the Company from Franklin Holding.

•	The Company must abide by certain restrictions to preserve the tax-free treatment of the Distribution and may not be able to engage in desirable acquisitions and other strategic transactions following the distribution.

•	If a state regulator determines that the Distribution constitutes a change-in-control under applicable state mortgage financing licensing laws and regulations, the Company may be required to file a notice or application in such states, which could delay or inhibit the Company’s ability to conduct business in these states.

•	The Company may face potential successor liability.

•	A receivable in the amount of $1.0 million may have to be reversed should there be a claim filed by government creditors under the Franklin Holding bankruptcy that could leave insufficient funds available to unsecured creditors, such as the Company.

Risks Related to the Company’s Securities

•	Thomas J. Axon effectively controls the Company, substantially reducing the influence of the Company’s other stockholders.

•	The Company’s shares of common stock are quoted by broker-dealers on the Over-the-Counter (“OTC”) Markets, which may adversely impact the price and liquidity of the common stock and the Company’s ability to raise capital in the future.

-	The Company’s shares of common stock are now bought and sold on the lower tier Grey Sheets.

•	The Company’s organizational documents and Delaware law may make it harder for the Company to be acquired without the consent and cooperation of its Board of Directors and management.

•	The Company’s quarterly operating results may fluctuate and cause the Company’s stock price to decline.

•	There is a limited public market for the Company’s common stock and the Company’s stock price may experience volatility.

-	The Company’s shares of common stock are now bought and sold on the lower tier Grey Sheets.

•	While the Company currently qualifies as an “emerging growth company” under the JOBS Act, the Company could lose that status, which could increase the costs and demands placed upon the Company.

•	The Company is an “emerging growth company” and the Company cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make its common stock less attractive to investors.

Risks Related to the Regulation of the Company’s Industry

•	New legislation and regulations directed at curbing predatory lending and servicing practices could restrict the Company’s ability to service non-prime residential mortgage loans, which could adversely impact the Company’s earnings.

•	The Company may be subject to fines or other penalties based upon the conduct of independent brokers of its former parent company’s subsidiary.

•	The Company is subject to reputation risks from negative publicity concerning the mortgage industry.

•	The Company is subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

•	If many of the borrowers of the loans the Company services become subject to the Servicemembers Civil Relief Act of 2003, the Company’s cash flows and service fee income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2014, the Company issued to Thomas J. Axon, Chairman and President of the Company, in a series of transactions pursuant to the Capitalization Agreement and without registration in reliance on the exemptions provided under Section 4(2) of the Securities Act of 1933 and Rule 505 and Rule 506 of Regulation D promulgated thereunder, 750,000 shares of non-transferrable restricted Series A Convertible Preferred Stock (Preferred Stock) of the Company, par value $0.001, in exchange for an aggregate purchase price of $1,500,000 or $2 per share.

The proceeds of the sale of Preferred Stock are treated and classified as Preferred stock – temporary equity in the Company’s financial statements.

As of August 19, 2014, Mr. Axon had been issued a total of 2,050,000 shares of Preferred Stock, which he had purchased from the Company for $4,100,000, under the terms of the Capitalization Agreement. Each share of Preferred Stock (a) carries a cumulative dividend rate of 7% per annum, to be paid if and as declared by FCRM’s board of directors or as otherwise provided under the Capitalization Agreement, in preference to any payment of any dividend on the common stock of the Company; (b) has no liquidation preference; and (c) shall be automatically converted into shares of common stock of the Company in the event Mr. Axon does not make his required monthly capital contribution within 60 days of its due date, subject to a limited cure period, which may be granted at the sole discretion of the Audit Committee. To the extent any shares of Preferred Stock are converted into shares of common stock, the conversion rate shall equal (a) the aggregate capital contributions made by Mr. Axon to the Company, plus any accrued and unpaid dividends, divided by (b) the greater of (x) the closing price of the common stock of the Company on the day immediately prior to the date of conversion or if such day is not during a “window period” during which Mr. Axon would otherwise be permitted to purchase Company securities, under the Company’s insider trading policy then in effect, then the first business day of the next “window period” that would be applicable to Mr. Axon or (y) $0.41.

On September 12, 2014, Mr. Axon exercised his irrevocable and exclusive option under the Agreement to exchange his 2,050,000 shares of Preferred Stock for all right, title and interest of the Company in a certain residential apartment and a commercial condominium unit, both of which are located in the borough of Manhattan in the city of New York (the Real Estate). On the same day, the Company conveyed to Mr. Axon by recordable quitclaim deeds the fee simple interests in the Real Estate, with the commercial condominium unit conveyed subject to a particular non-recourse mortgage the Company had pledged as collateral in favor of a third party in connection with the Company’s investment in Bosco VI.

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

November 14, 2014

	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

November 14, 2014

	By:	/s/ KIMBERLEY SHAW
Kimberley Shaw
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

